Form 10-K405
period 2000-01-29
NIKU CORP
filed 2000-04-28
CIK 1076641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED JANUARY 29, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-28797

                                NIKU CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0473454
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      305 MAIN STREET, REDWOOD CITY, CA                            94063
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 298-4600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                               $0.0001 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No [ ]

     and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $1,603,525,383.

     The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 69,392,746.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   22
Item 6.   Selected Consolidated Financial Data........................   24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   25
Item 7A.  Qualitative and Quantitative Disclosures About Market
          Risk........................................................   33
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                       56

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   65
Item 13.  Certain Relationships and Related Transactions..............   67

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   69
Signatures............................................................   71
Exhibit Index.........................................................   72

FORWARD-LOOKING STATEMENTS

     Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. Such forward-looking statements include, statements regarding our anticipated costs and expenses, as well as statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2000. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We provide Internet software products and an online marketplace for the sourcing, management and delivery of professional services. Professional services include consulting, financial services, medicine, law, engineering, advertising and other industries in which intellectual capital is an important element of the services provided. Our Internet software products are designed to automate the core business processes of professional services organizations, professional services providers within enterprises, and small businesses and individual professionals. Our customers include consulting organizations as well as enterprises such as Business Objects, Computer Associates, EMC, Gateway 2000, SalesLogix, Sybase, Tibco Software, Trilogy Software, USinternetworking and Xerox. As of January 29, 2000, our iNiku website had over 21,000 registered users.

     Across industries, service businesses have common core requirements, including the creation, storage and reuse of knowledge and information, the management of human resources and projects, the tracking of time and expenses and the analysis of resource utilization and productivity. We address these requirements through an integrated set of products, eNiku, xNiku and iNiku. Because of the common technology linking users of eNiku, xNiku and iNiku, all of them can easily participate in the Niku Services Marketplace, a marketplace for buyers and sellers of professional services. While we currently deliver our products primarily to the IT consulting industry, we are extending these product offerings to other service industries, including financial services, medicine, law and advertising.

NIKU PRODUCTS AND SERVICES

     Our products and services enable users to source, manage and deliver professional services. We currently deliver our solutions to the IT consulting industry and plan to extend these solutions to other professional services industries. The core functionality available across our products is divided into the following modules:

     - Intellectual Capital Management. Our intellectual capital management module provides extensive functionality for capturing, managing, retrieving and utilizing the knowledge and experience of an organization that is contained in documents such as implementation plans, case histories, proposals and contracts. Unlike legacy document management systems, our intellectual capital management module utilizes a data-tagging feature to capture documents or other work products as they are created. This module employs an easy-to-use search engine for information retrieval, allowing users to retrieve and leverage organizational knowledge regardless of where or when they need it.

     - Resource Management. Our resource management module offers extensive capabilities for ensuring that the right people are working on the right projects at the right time at the right billing rate. This module also allows users to view and manage project and resource schedules and reserve and assign resources in real time through a browser-based interface. More effective resource management offers better business predictability and increased client satisfaction, personnel utilization and employee job satisfaction.

     - Project Management. Our project management module allows users to manage projects from origination to completion. This module brings the employee and non-employee participants, such as consultants or other service providers, together for a project. This module also includes features for managing ongoing client communications, project status and deliverables. The project management module interfaces with the resource management module and allows the sharing of information with third-party project management applications.

     - Finance and Operations Management. Our finance and operations management module allows users to capture, manage and report their time spent on projects, as well as ongoing expenses, through the incorporation in our products of Extensity time and expense software. This module also provides capabilities for project and practice accounting, including functionality for managing project budgets, external contractors, cost estimates, departmental charges and invoicing. This module can also integrate with popular third-party back-office financial packages.

     - Practice Management. Our practice management module provides users with information and analysis with respect to important issues such as variances between standard and actual costs and the profitability of business units, practice groups and individual personnel. This enables better resource utilization and implementation of best practices across the entire organization. The practice management module helps organizations turn projects into products by capturing detailed information on deliverables, risks, project changes, personnel and costs. Using this module, service providers can supply customers with more accurate project cost estimates and timelines, enhancing customer satisfaction and enabling increased profitability.

     - Business Development. Our business development module automates and manages the business development process, including gathering and analyzing information on potential customers, creating proposals, developing sales presentations and creating and finalizing contracts.

     We have three integrated product offerings for the sourcing, management and delivery of professional services. These are designed to provide benefits to the entire spectrum of professional services providers using the same core architecture:

     - eNiku. eNiku allows organizations to automate core business processes. eNiku is deployed on corporate intranets, internal Internet protocol-based computer networks, allowing the sharing of information, creation of teams and reduction of costs associated with personnel and project management across multiple organizations. eNiku customers pay license fees as well as annual maintenance fees. Licenses and related services of our eNiku products accounted for a majority of our total revenues for the fiscal year ended January 29, 2000. Prior to that time, we had not recognized any revenues from licenses of eNiku.

     - xNiku. xNiku allows businesses to extend eNiku to partners, customers and suppliers using corporate extranets, private Internet protocol-based networks reaching beyond the enterprise. xNiku enables the delivery of information to geographically-dispersed offices and remote users, as well as to users of different computing systems and platforms. xNiku customers will pay a license and implementation fee as well as a monthly subscription fee based on the number of non-employee users. Through January 29, 2000, we had not derived any revenues for our xNiku product. However, we have licensed xNiku to three customers.

     - iNiku. iNiku is a website which allows small businesses and individual professionals to access content and services and operate their businesses online. iNiku allows users to market themselves, find projects, post projects and perform work. iNiku allows larger organizations to share information and content with these smaller businesses and individual professionals, facilitating the creation of a professional services community. iNiku also provides a suite of online services for running small businesses, including Internet-based document and file sharing, project management and collaboration. Pre-packaged templates make it easy to develop standardized business documents, including project proposals, contracts and reports. In addition to services offered directly to iNiku users, we have agreements with over 40 Internet-based content and service providers, offering small businesses and independent professionals a single destination where they can find many of the third-party content and services they require to run their businesses. Content available through iNiku includes information resources from leading industry analysts and publishers such as Forrester Research, Gartner Group and Nolo.com. Services available through iNiku include printing, insurance, benefits, travel planning, finance, mail services and electronic commerce. Through January 29, 2000, we have not derived any significant revenues from iNiku.

  The Niku Services Marketplace

     The Niku Services Marketplace enables users of eNiku, xNiku or iNiku to participate in a marketplace of buyers and sellers of professional services. The technology linking eNiku, xNiku and iNiku allows users to participate in this marketplace without the need to integrate computer systems with each participant. Through the Niku Services Marketplace, service providers can find project work in their area of expertise and organizations can find professionals to complete their projects. Buyers of professional services can post detailed descriptions of projects, and sellers of professional services can post personal or business profiles detailing their work experience, preferred project types and locations, as well as availability.

     As of January 29, 2000, the Niku Services Marketplace had more than approximately 32,000 projects available to its users and more than 21,000 iNiku registered users. We believe that the benefits of our Internet software and iNiku will create a growth cycle that increases the value of our the Niku Services Marketplace to both buyers and sellers of professional services over time. As buyers benefit from the efficiencies of the marketplace, we believe sellers will be drawn to the marketplace by the aggregated purchasing power of the buyers participating in that marketplace. As more sellers offer services through the Niku Services Marketplace, more buyers are encouraged to join the marketplace.

  Professional Services

     We offer professional services to assist in the successful implementation and use of our Internet software products. Our professional services consultants assist customers in all aspects of the implementation process, including requirements assessment, implementation planning and design, content design and creation, data migration, systems integration, deployment and training. As of January 29, 2000, we had approximately 70 full-time professional services consultants.

     Our professional services consultants also customize and deliver training for systems administrators and end-users. We provide technical instruction for customers, including implementation, deployment and maintenance of our Internet software products. We also provide comprehensive end-user training programs to allow professionals to begin using our Internet software products quickly and easily. Services revenues accounted for approximately 32% of our total revenues for the fiscal year ended January 29, 2000 and all of our total revenues for the fiscal year ended January 31, 1999.

     We have created the Niku Partners Network to extend our ability to deliver professional services to our customers. This network includes IT consultants with expertise in implementing and customizing our Internet software products. Niku Partners as of February 28, 2000 included Bristlecone, DataStudy, Management Share, Neptune Technologies, Net-Centric Consulting Group, SE Technologies, Sierra Atlantic, Softgate Technologies, Sogyo Information Engineering and Technopreneurs.

STRATEGIC RELATIONSHIPS

     We have entered into a number of strategic relationships to expand our business, including the following:

  USinternetworking

     We have entered into a three-year hosting agreement with USi, a leading application service provider which hosts business applications over the Internet for a fee. Under our hosting agreement with USi, entered into in June 1999 and amended in September 1999, USi will host and manage iNiku and our corporate website. We will pay USi a monthly service fee aggregating over $2.5 million during the term of the hosting agreement for USi's hosting and servicing of our websites, and will pay additional monthly fees if we request upgrade components to the USi services we use. The hosting agreement may be extended beyond the initial term upon mutual written agreement of the parties. In addition, in August 1999, we entered into a separate three-year managed services agreement with USi under which USi will promote and market eNiku products to potential customers. Under the managed services agreement, we license to USi the right to install and use our eNiku product on one of their servers so that they may provide the product to USi customers. We will provide maintenance services for the eNiku product and will train USi's sales force on the product. USi will provide initial levels of customer support on the product for USi customers, and we will provide support to USi. USi will pay us license, customer support and service fees. The managed services agreement will automatically be extended for one year periods unless either party terminates the agreement on 60 days prior written notice. We have also entered into a software license agreement with USi to license our eNiku product for their internal use. Under the software license agreement, USi will pay us over $1.1 million in total license and support fees during the term of the agreement. For the fiscal year ended January 29, 2000, we recorded $543,000 of revenues relating to license sales and services to USi under our software license agreement.

  CNET

     We have entered into an agreement with CNET, a leading computer information network, to deliver a co-branded edition of the iNiku website to CNET users. According to Media Metrix, CNET had over nine million unique Internet users in October 1999. The co-branded site, www.iniku.cnet.com, offers CNET users all the features of iNiku, such as online business applications, content and business services. The promotion agreement, entered into in September 1999, has a two-year term from the date that the co-branded site was made generally available to CNET users but may be terminated on July 5, 2000 if the co-branded website fails to meet performance standards that are mutually agreed upon. Under the promotion agreement, we will host the co-branded site on our servers. In addition, we will purchase certain amounts of promotions on Internet sites operated by CNET, CNET will purchase promotions on our iNiku website, and CNET will also purchase promotions for the co-branded site on third-party websites and through other media. Under the promotion agreement, during the term of the agreement, we will pay CNET an aggregate of up to $15.0 million on integration fees and promotions on Internet sites operated by CNET, and CNET will pay an aggregate of $5.0 million to us and to third parties for engineering and maintenance fees and for promotions on our site, on third party websites and through other media. The promotion agreement will continue following its initial term on a month-to-month basis unless terminated by either party upon 30 days prior written notice. CNET participated in our Series D preferred stock financing in November 1999. For the fiscal year ended January 29, 2000, we recorded $104,000 of revenues related to the co-branded site.

  Content and Service Providers

     As of February 28, 2000, we had contracts with over 40 Internet-based content and service providers for iNiku. These content and service providers promote their offerings on iNiku. These contracts typically provide that we will receive a percentage, typically between 5% and 10%, of any revenues generated by these parties from customers directed through iNiku. However, to date, we have not generated any significant revenues from these relationships. These agreements are typically terminable by either party either at any time or upon giving up to 90 days prior notice. These content and service providers include:

1-800-Gift Certificate       Forrester Research           Net-Temps
Accompany                    Gartner Group                NewsReal
Amazon.com                   General Magic                NextCard
AmeriCom                     Goto.com                     Nolo.com
Beyond.com                   Informative                  onlineofficesupplies.com
Bigstep.com                  InsWeb                       PalmOrganizers.com
CNET                         iPrint.com                   Qspace.com
Compubank                    iShip.com                    SmartAgreements
Cyberian Outpost             JFAX.com                     SPARC Product Directory
Dell                         LendingTree                  TimeBills.com
Device Driver Guide          Maps.com                     Travelocity.com
Economist                    Mastering Linux              TSCentral
ELetter                      NetAbacus                    Tutorials.com
Fatbrain.com                 Net Earnings                 zapdata.com

  Customers

     We target independent professional services organizations, professional services providers within enterprises and small businesses and individual professionals. Our customers who have purchased more than $25,000 of Niku products, and customers who purchased at least $75,000 of the Proamics finance and operations management module, and related services through January 29, 2000, include:

       IT CONSULTING              COMPUTER SOFTWARE            COMPUTER HARDWARE
       -------------              -----------------            -----------------
AMX International            Business Objects             EMC
Analysts International*      Computer Associates*         Gateway 2000
Belenos                      Geac*                        OTHER
Bristlecone                  Neon                         Central Intelligence Agency
DataStudy                    NetDialog (Kana              Clear Ink
DST International*           Communications)
Electron Economy             OneSoft
Excelon                      Pixion
Information Systems          Project Software
  Management*                Development*
Inforte                      SalesLogix
Inteliant*                   Sybase
Jansen MI Consultants        Tibco Software
Management Share             TIS Worldwide
MicroAge Canada*             Trilogy Software
Navisys*                     USinternetworking
Net-Centric Consulting       Vantive (PeopleSoft)
Pecoma Holdings              Walker Interactive**
SE Technologies
Sierra Atlantic
Softgate Technologies
Sogyo Information
  Engineering
Tata Consultancy
TekEdge
Tier Technologies*
Xerox*

---------------
 * Indicates a customer of Proamics.

** Indicates a customer of both Niku and Proamics.

     Proamics has additional customers in other industries such as business consulting, medicine and advertising. Legal Anywhere's customers include law firms and corporate legal departments.

TECHNOLOGY

     The Niku technology platform is comprised of two key components: the Niku application framework and individual applications that can be tailored to the key business processes for a specific industry.

     The Niku application framework is an Internet-computing environment that manages unstructured data, including that found in proposals, contracts, presentations, and status reports as well as structured data such as that found in staffing or sales forecasts. It enables intellectual assets to be captured automatically, while enabling accurate measurement, analysis, reporting and reuse of this unstructured information. This framework is open standards-based, enabling Niku and its partners to develop customized Niku-based solutions and extensions of existing Niku applications. These extensions can include additional application modules or interfaces to legacy applications.

  Niku Application Framework Features

     The Niku application framework has the following features:

     Web Browser Access to Applications. Our software is accessed through a web browser, which allows easy access and end-user navigation. The familiar web browser interface allows users to access the application from any personal computer, computer network or computing device, such as a personal digital assistant, independent of physical location. The Niku application framework also allows updates to software and applications to be made centrally at the server rather than at each user's computer. This ensures that each user has the latest application version and significantly reduces distribution and installation costs.

     Walk-Up User Interface. Our user interface is designed to enable users throughout an organization, as well as independent professionals, to easily access the functionality provided by our products and services. Our user interface is automatically customized to a user's requirements because it is driven by user-specific parameters, which are defined based on the user's role, responsibilities and workflow content.

     Open Standards. Our Internet software is designed to support open standards. The software we use for the server computers that deliver our applications is written in the Java programming language. We also support electronic commerce protocols such as extensible markup language, or XML, and secure socket layer, or SSL. Our support of open standards allows customers with disparate computer systems and networks to utilize our applications without the need to upgrade computer systems, software or equipment.

     Remote and Off-Line Users. Professional services personnel often work at remote locations, and therefore it is important that they be able to access company or industry-specific knowledge and data from any location. Our technology provides support for virtual private networks and connections from the Internet, allowing access to be extended to remote users. Our technology also facilitates work by users who are not connected to an organization's network.

     Multi-Tier Architecture. The Niku application framework is designed in components, making it easier for customers to implement solutions engineered around customized workflows, user interfaces and content. In addition, the component-based architecture makes it easier to maintain and support the applications. Using these components, a variety of applications can be written quickly by changing only the application modules without modifying the entire system.

     Distributed Processing. Distributed processing allows a user to communicate with a group of servers simultaneously in a coordinated way. A customer can access distributed legacy applications, as well as individual Niku applications, through the Niku application framework, creating a seamless interface for the user. The distributed processing architecture also enables customers to add users, computing devices or locations to an application. This architecture also facilitates the addition of servers and databases to the application, allowing the application to grow and change with the organization.

     Distributed Objects Support. Distributed objects support allows a variety of functionality, from data storage and access to information content, to be integrated into an application. The use of distributed objects also allows applications to use commonly-used software programs in different parts of one application. This protects investments in existing systems and reduces the need for redundant storage of programs, while significantly increasing overall functionality.

  Niku Application Framework Components

     The Niku application framework has the following main components:

     - Niku Adaptable KnowledgeStore, or NAKS;

     - Niku FrontWorks;

     - Niku ImportWorks;

     - Niku DataLink adapters; and

     - Industry-specific application modules.

     Niku Adaptable KnowledgeStore. The foundation of the Niku application framework is the Niku Adaptable KnowledgeStore, or NAKS. Intellectual assets are created during everyday business interactions at any place, time or level within an organization. For this reason, standard communication protocols are used to ensure that NAKS is easily accessible to all users, regardless of location, and that information is easily captured and delivered.

     Users can contribute information to NAKS by saving a document, forwarding an e-mail message or leaving a voice message, all without disrupting normal workflow. To store data and provide services for the other software components, NAKS combines a data tagging system with a universal repository to capture data intelligently while managing it flexibly. Data tagging is central to our products and provides structure and form to otherwise unstructured data, allowing information to be stored, measured, queried and shared. Tags are customized for each set of industry-specific application modules to capture specific data intelligently and provide a valuable store of otherwise disconnected types of information. Data and tags can also be customized for an individual company's needs. Customers can establish document templates, such as a type of contract, defining specific attributes or data within the document template, such as pricing terms. As the template documents are used, the attribute or data is automatically extracted for efficient retrieval and reuse of information.

     Because an organization can produce a diverse range of information, NAKS supports tags for voice messages, e-mail messages and a wide variety of document file formats.

     Niku FrontWorks. Niku FrontWorks is a collection of reusable components for building and running end-user applications. FrontWorks supports the unique functionality of each application module set that comprises a vertical application, allowing it to share common functionality like security, searching and user management. In doing so, FrontWorks eliminates duplication of system resources and provides a consistent interface across applications. FrontWorks can also dynamically generate a user interface based on user-specific data.

     Niku ImportWorks. Niku ImportWorks automates the input of documents, files and other types of data into NAKS. ImportWorks supports several document types and formats. When a user imports a document directly to NAKS, ImportWorks operates in the background to receive the document, process it if requested, and store the document in NAKS with the appropriate tags.

     Niku DataLink Adapters. Niku DataLink adapters provide integration between NAKS and outside data repositories, including relational databases, document management systems and file directories. This integration allows legacy applications to send information directly to NAKS. Data stored in a linked repository can then be seamlessly incorporated into the Niku application interface. Niku DataLink adapters are designed to scale smoothly from a workgroup to an enterprise. Adapters integrate NAKS with existing enterprise resource planning applications, such as SAP or PeopleSoft, or with groupware and collaboration software, such as Lotus Notes and Microsoft Exchange, enabling otherwise stand-alone applications to appear as a single application when presented to the user. Custom DataLink adapters can also be created to interface with other applications.

     Research and development expenses were $1.6 million for the fiscal year ended January 31, 1999 and $10.9 million for the fiscal year ended January 29, 2000.

     Rapidly changing technology and standards may impede market acceptance of our products and services. Our current products and services have been designed based upon currently prevailing technology. If new technologies emerge that are incompatible with our products, our key products and services may become obsolete and our existing and potential customers may seek alternatives to our products and services. We may not be able to quickly adapt to any new Internet technology.

     Additionally, we have designed our products to work with databases such as Oracle Enterprise Server and Microsoft SQL Server and operating systems such as Windows NT and Sun Solaris. Any changes to those databases or systems, or increasing popularity of other databases or systems, could require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors or operating systems, databases, web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expenses or cause customers to delay evaluation, purchase and deployment of our products.

SALES AND FIELD OPERATIONS

     We market our products and services primarily through our worldwide direct sales force. In addition, we have a strategic business development group focused on developing relationships with market-leading organizations and potential development partners.

     We also have technical pre-sales professionals who assist with creating customer-tailored business proposals, product demonstrations and presentations that address the specific needs of each prospective customer. We have technical pre-sales professionals deployed regionally across the United States as well as internationally in Canada, The Netherlands, United Kingdom, Germany and Australia. In addition to the direct sales organization, we have a small telesales operation, along with external telesales vendors, to develop qualified leads and obtain users for iNiku. As of January 29, 2000, our sales department had approximately 75 personnel.

CUSTOMER SERVICE AND SUPPORT

     We offer multiple customer support options, with customer support professionals on call 24 hours a day, seven days a week and available through a toll-free call center. Depending on the support level a customer chooses, we will also assign a single account management point of contact for the customer, which will oversee all support issues and drive resolution. Our support options also include proactive account management and new version migration planning. Our iNiku website is hosted by USi, which provides additional support services. As of January 29, 2000, we had approximately 10 customer service and support personnel.

COMPETITION

     The market for our products and services is competitive, dynamic and subject to frequent technological changes. The intensity of competition and the pace of change are expected to increase in the future. Our Internet software products primarily compete with solutions that have been developed by potential customers' in-house developers and IT departments. In addition, we face competition from a number of competitors offering products and services that vary in functionality. These include:

     - developers of professional services automation software and related Internet-based applications;

     - providers of hosted software for IT consultants;

     - operators of Internet-based job boards;

     - developers of project management software; and

     - enterprise resource planning software companies that may decide to develop software or applications for the professional services industry.

     We believe that there are a number of companies that offer products that provide some of the functionality of our products. However, we do not believe that any one company has a dominant position in our market as a whole.

     We expect additional competition from other established and emerging companies as the professional services automation market continues to develop. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business.

     We believe that the primary competitive factors in our market include:

     - a significant base of reference customers;

     - breadth and depth of the solution;

     - critical mass of individual professionals using the solutions;

     - product quality and performance;

     - customer service and support;

     - core technology;

     - product features and functionality;

     - product usability; and

     - ease of implementation.

     We believe our current products and services compete favorably with respect to these factors; however, this market is relatively new and changing rapidly. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with these greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or content services or other strategic partners.

INTELLECTUAL PROPERTY

     We regard substantial elements of our products and services as proprietary, and protect them by relying primarily on patent, trademark, service mark, copyright and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions.

     We license rather than sell all our Internet software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. With respect to iNiku, substantially all of our iNiku users' usage of our services is governed by Internet-based license agreements, rather than by a means of a formal, written contract. Users "click" on a dialog box and are deemed to agree to the terms and conditions posted on iNiku. Because these agreements are not signed, there is a possibility that a court, arbitrator or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. Therefore, we cannot assure you that this user agreement will afford us significant protection. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation, templates and other written materials and content under trade secret and copyright laws, which afford only limited protection.

     We have applied for four U.S. patents. We cannot assure you that these applications will be approved, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

     We have applied for registration of the trademarks Niku and iNiku with the U.S. Patent and Trademark Office. In addition, we have applied for trademarks in foreign countries. These trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not be issued. Therefore, we cannot assure you that these registrations would, if issued, provide us with significant protection for our trademarks.

     We cannot assure you that any of our proprietary rights with respect to our products or services will be viable or be of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of its software exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in our software and Internet industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

EMPLOYEES

     As of January 29, 2000, we had a total of approximately 400 employees, including approximately 140 in research and development, approximately 120 in sales and marketing, approximately 10 in customer support, approximately 70 in professional services and training and approximately 60 in administration and finance. Of these employees, approximately 370 were located in the United States and approximately 30 were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

     Our future success depends upon the continued service of our executive officers, who are listed in the section entitled "Management," particularly Farzad Dibachi, our chief executive officer. None of our executive officers is bound by an employment agreement for any specific term or which prevents them from terminating their employment at any time. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us.

     We are seeking to hire a significant number of employees in the current fiscal year. We may be unable to attract, assimilate or retain highly qualified employees. In particular, we believe that we will need to hire additional engineering personnel. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Attracting and retaining qualified personnel with experience in the software and Internet industries is an additional challenge for us. There is a shortage of qualified technical personnel and competition for this personnel is intense in our industry, particularly in the San Francisco Bay Area, where our headquarters is located. We may not be able to attract, assimilate or retain and motivate new personnel.

                   FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

WE HAVE INCURRED LOSSES DURING OUR OPERATING HISTORY AND WE EXPECT TO INCUR FUTURE LOSSES FOR THE FORESEEABLE FUTURE

     We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. We incurred net losses of $36.5 million for the fiscal year ended January 29, 2000 and $3.0 million for the year ended January 31, 1999. As of January 29, 2000, we had an accumulated deficit of $39.5 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, in part as a result of our recent acquisitions. In addition, as a result of our acquisitions of Proamics in fiscal 2000 and Legal Anywhere in early fiscal 2001, we will record a total of approximately $71.4 million of goodwill and other intangible assets, which will result in non-cash charges as these assets are amortized over the next three to five years. Further, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options prior to our initial public offering on February 28, 2000. As a result of these factors, we will need to significantly increase our revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Our failure to significantly increase our revenues would seriously harm our business and operating results.

     Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock will decline.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND MAY CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY

     The sales cycle for our products is long, typically from three to six months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our products often are part of a significant strategic decision by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts.

     Our lengthy sales cycle may cause license revenues and operating results to vary significantly from period to period. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, OUR ABILITY TO INCREASE REVENUES WILL BE LIMITED

     In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. Our failure to do so could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales, but intend to increase sales through indirect sales channels in the future. We need to expand our direct sales force by hiring additional salespersons and sales management. We are seeking to hire more of these types of personnel in the current fiscal year. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations.

     We intend to derive some of our revenues from our indirect sales channels, which involves selling our software through value added resellers and other third parties. As of February 28, 2000, five of these other companies market our products. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to offer our Internet software through application service providers, who install our software on their own computer servers and charge their customers for access to our software. We are seeking to expand our indirect sales channel to involve more relationships with third parties in the current fiscal year and we may not be able to do so successfully.

TO DATE, CUSTOMERS HAVE NOT DEPLOYED OUR PRODUCTS ON A LARGE-SCALE AND WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND LOST SALES IF OUR PRODUCTS DO NOT ACCOMMODATE LARGE SCALE DEPLOYMENTS

     Our software must be able to accommodate substantial increases in the number of people using our products. Our products have not been tested in the context of large-scale customer implementations. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, we could lose some or all of our existing customers and be unable to obtain new customers.

IMPLEMENTATION OF OUR PRODUCTS BY LARGE CUSTOMERS MAY BE COMPLEX AND CUSTOMERS COULD BECOME DISSATISFIED IF IMPLEMENTATION OF OUR PRODUCTS PROVES DIFFICULT, COSTLY OR TIME-CONSUMING

     Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time-consuming and expensive and cause delays in the deployment of our products. Because we are one of the first companies to offer products designed for professional services automation, many customers will be facing these integration issues for the first time in the context of professional services automation software. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming.

WE EXPECT TO DEPEND ON LICENSES OF OUR ENIKU INTERNET SOFTWARE PRODUCT FOR SUBSTANTIALLY ALL OF OUR REVENUES FOR THE FORESEEABLE FUTURE

     Revenues from licenses of our Internet software products, particularly eNiku products, and related services revenues accounted for all of our revenues for our fiscal year ended January 29, 2000 and January 31, 1999. We anticipate that revenues from the license of these products and related services revenues, as opposed to transactional and other revenues from iNiku and the Niku Services Marketplace, will continue to constitute the vast majority of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for these products and related services, or their failure to achieve broader market acceptance, would seriously harm our business.

WE MAY NOT BE ABLE TO SELL OUR NIKU PRODUCTS TO PROAMICS' CUSTOMERS OR EFFECTIVELY UTILIZE THE PROAMICS PROFESSIONAL SERVICES PERSONNEL

     We acquired Proamics in December 1999. Although we plan to market Niku products incorporating functionality contained in Proamics' products to Proamics' customers, we do not know whether any Proamics' customer will purchase any Niku products. In addition, a large portion of Proamics' business consisted of software implementation services. If we are unable to successfully market our products to Proamics' customers or effectively utilize the Proamics professional services personnel, our business will be harmed and we may not meet investors' expectations, either of which could adversely affect our operating results and cause a drop in the market price of our common stock.

WE HAVE SOLD OUR PRODUCTS TO COMPANIES AS PART OF BROADER BUSINESS RELATIONSHIPS AND REVENUES FROM THESE CONTRACTS MAY NOT BE INDICATIVE OF FUTURE REVENUES

     We have licensed our products to companies from whom we have purchased products and services under separate arrangements. These companies generally consist of (1) companies to whom we license our Internet software and from whom we receive software to use in our business and (2) members of our Niku Partners Network.

     During the fiscal year ended January 29, 2000, we derived approximately $3.5 million of our total revenues from customers from whom we received products or services. In these relationships, we typically license our Internet software to a company and that company licenses us software that it markets. These software licenses are typically non-exclusive, have a perpetual term and may only be terminated if the terms of the license are violated.

     Revenues attributable to Niku Partners were approximately $931,000 of our total revenues for the fiscal year ended January 29, 2000. Members of our Niku Partners Network typically license our software in return for a fee. In addition, we typically pay a fee to these companies to provide implementation services to our customers or to provide development services for us. Our agreements with Niku Partner Network members typically have a term of two years and may be terminated sooner if there is a breach of the agreement.

     It may be more difficult to sell our products and services to potential customers if we do not also agree to use the software products or services that a potential customer provides. We cannot assure you that we will be successful in licensing our products to customers without having to enter into broader relationships with them.

     For an additional discussion of how we recognize revenue and how we calculate the amount of revenue we recognize from these types of arrangements, see note 1 of the notes to our consolidated financial statements.

WE EXPECT REVENUES FROM OUR PRODUCTS TO BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF CUSTOMERS

     For the fiscal year ended January 29, 2000, three customers, each accounted for 7% of our total revenues. In addition, USi and Sybase, had an officer and/or director serving on our board of directors. We expect to derive a significant portion of our revenues from a relatively small number of customers for the foreseeable future. As a result, if we lose a major customer, our quarterly and annual results of operations could be harmed. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to purchase products or renew our services in any future period.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS NEWLY EMERGING AND CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS AND SERVICES

     The market for professional services automation software products and services is newly emerging. Services businesses have not traditionally automated the management of their business processes. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products and services rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets and extranets, have not been widely adopted for professional services automation. Companies that have already invested substantial resources in other methods may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will need to continue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Therefore, demand for and market acceptance of our products and services will be subject to a high level of uncertainty.

DEFECTS IN OUR PRODUCTS OR SERVICES COULD RESULT IN LOSS OF OR DELAY IN REVENUES, LOSS OF MARKET SHARE, FAILURE TO ACHIEVE MARKET ACCEPTANCE OR INCREASED COSTS

     Products and services as complex as those we offer or develop frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services, including year 2000 errors. For example, from time to time in the past, versions of our software that have been delivered to customers have contained errors. In these instances, we have resolved the errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenues, loss of market share, failure to achieve market acceptance or increased costs to remediate errors, any of which could significantly harm our business.

     Defects or errors could also result in tort or warranty claims. Although we attempt to reduce the risk of losses resulting from any claims through warranty disclaimers and liability limitation clauses in our customer agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover us for claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

THE LATEST VERSION OF OUR INIKU WEBSITE MAY NOT ACHIEVE MARKET ACCEPTANCE

     We introduced the latest version of our iNiku website in February 2000. Broad and timely acceptance of iNiku is an important part of our success. We may not be able to attract a sufficient number of users to iNiku and therefore we may never derive significant revenues from iNiku.

IF WE CANNOT BUILD A CRITICAL MASS OF BUYERS AND SELLERS FOR OUR NIKU SERVICES MARKETPLACE, THE MARKETPLACE WILL NOT BE SUCCESSFUL

     The success of the Niku Services Marketplace depends in large part on our ability to build a critical mass of buyers and sellers of services for our Niku Services Marketplace. To attract sellers of services, we must build a critical mass of buyers interested in obtaining services. However, buyers must perceive value in the Niku Services Marketplace, which, in part, depends upon the breadth of the offerings from sellers of services. If we are unable to increase the number of buyers and sellers of services, the Niku Services Marketplace will not be successful.

WE HAVE FOCUSED ON THE IT CONSULTING INDUSTRY AND OUR EFFORTS TO EXPAND SALES OF OUR PRODUCTS AND SERVICES TO OTHER SERVICE INDUSTRIES MAY NOT SUCCEED

     To date, our products and services have been targeted for the information technology, or IT, consulting industry and our primary product has been eNiku for IT Consulting. However, we intend to develop and market our products and services in other professional services industries. For example, with our acquisition of Legal Anywhere in early fiscal 2001, we began to offer products to the legal profession. Businesses may be less likely to use our products and services outside of the IT consulting industry. Even if they do, we may need to develop additional expertise or industry-specific knowledge which we may not be able to do in a timely manner. Therefore, we may not succeed in marketing our products and services for use outside of the IT consulting industry. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services for new professional services industries in the future. In addition, those products and services may not meet the requirements of the marketplace in these new markets and may not achieve market acceptance.

SYSTEM FAILURE MAY CAUSE INTERRUPTION OF OUR SERVICES

     The performance of our website servers and networking hardware and software infrastructure is critical to iNiku, our hosted professional services automation software and our ability to provide high quality customer service. Currently, our infrastructure and systems for iNiku, our hosted applications and our corporate website are located at one site maintained by USi, at its data center in Milpitas, California. The California hosting site is in an area susceptible to earthquakes. We depend on this single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our services.

     Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that could occur. In the past we have experienced temporary outages with respect to our iNiku website. These outages were due to temporary malfunctions of our website servers. To date, these outages have resulted in our iNiku website being temporarily unavailable to users for periods of several minutes to several hours. Any system failure that causes an interruption in service or a decrease in responsiveness of our Internet-based services, if sustained or repeated, could harm our reputation and the attractiveness of our brand name.

WE DEPEND ON DISTRIBUTION, MARKETING AND TECHNOLOGY RELATIONSHIPS AND IF OUR CURRENT AND FUTURE RELATIONSHIPS ARE NOT SUCCESSFUL, OUR BUSINESS MAY BE HARMED

     We rely on distribution, marketing and technology relationships with a variety of companies. These distribution, marketing and technology relationships include relationships with:

     - the Niku Partners Network of consulting firms;

     - operators of high traffic websites such as CNET; and

     - vendors of e-commerce and Internet software, such as Allaire, Fulcrum, Microsoft, Oracle and Seagate Software, whose products or technologies we incorporate into or integrate with our products, such as development tools, databases and search engines.

     We depend on these companies to promote our products, provide our direct sales force with customer leads, attract users to iNiku and the Niku Services Marketplace, integrate and implement our products with those of customers or provide enhanced functionality to our products. Some of these relationships are not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice or do not provide for minimum payments to us. Our Internet marketing relationships also require us to make significant cash payments.

     Companies with which we have a distribution, marketing or technology relationship may promote products or services of several different companies, including, in some cases, products or services that compete with ours. These companies may not devote adequate resources to selling or promoting our products and services. We may not be able to maintain these relationships or enter into additional relationships in the future. For example, our agreements with USi have terms of three years, and our agreement with CNET has a term of two years. We cannot assure you that we can renew our agreements with USi and CNET on reasonable terms, or at all.

BECAUSE WE HAVE EXPANDED OUR OPERATIONS, OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MANAGE OUR EXPECTED GROWTH, IMPROVE OUR EXISTING SYSTEMS AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS

     We have rapidly and significantly expanded our operations and expect to continue to expand our operations. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. For example, we have grown to approximately 400 employees as of January 29, 2000 from less than 50 employees as of January 31, 1999. We are seeking to hire a substantial number of new employees in the current fiscal year. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We expect to hire additional new employees to support our business and to implement and integrate new accounting and control systems. We may not be able to manage our growth efficiently.

ACQUISITIONS MAY PRESENT RISKS TO OUR BUSINESS

     Future acquisitions could create risks for us, including:

     - amortization of expenses related to goodwill and other intangible assets, such as the approximately $51.4 million relating to our acquisition of Proamics and the approximately $20.0 million relating to our acquisition of Legal Anywhere;

     - difficulties in assimilating the acquired personnel, operations, technologies or products;

     - our ability to effectively market and sell our products to the acquired company's customers;

     - unanticipated costs associated with the acquisitions;

     - the need to manage geographically-dispersed operations;

     - diversion of management's attention from other business concerns;

     - the inability to retain the acquired employees; and

     - adverse effects on our or the acquired company's existing business relationships.

     If we experience difficulties in assimilating acquired businesses, products or technologies, our ongoing business could be disrupted, our management and employees could be distracted and we could incur increased expenses. Furthermore, we may issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders. We may also incur debt or assume unknown liabilities in connection with acquisitions.

OUR INCREASED INTERNATIONAL ACTIVITIES MAY NOT RESULT IN INCREASED REVENUES

     We only recently expanded our operations into Canada, the United Kingdom, The Netherlands, Sweden, Germany and Australia. In the future, we intend to expand our operations into other areas, particularly in the Asia-Pacific region. We believe we must expand the sales of our products and services outside the United States and hire additional international personnel. In connection with this expansion, we also will need to develop internationalized versions of our products. Therefore, we expect to commit significant resources to expand our international sales, marketing and development. We may not be successful in marketing our products and services to customers in markets outside the United States, where adoption of the Internet and electronic commerce may evolve slowly or may not evolve at all.

INCREASED INTERNATIONAL ACTIVITIES WILL EXPOSE US TO ADDITIONAL OPERATIONAL CHALLENGES THAT WE MIGHT NOT OTHERWISE FACE

     If we succeed in increasing our international activities, we will be exposed to additional operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

     - currency exchange rate fluctuations, particularly if we sell our products in denominations other than U.S. dollars;

     - seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;

     - tariffs, export controls and other trade barriers;

     - difficulties in collecting accounts receivable in foreign countries;

     - the burdens of complying with a wide variety of foreign laws;

     - reduced protection for intellectual property rights in some countries, particularly in Asia; and

     - the need to develop internationalized versions of our products.

PROVISIONS OF DELAWARE LAW, OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD DELAY OR PREVENT A TAKEOVER OF US, EVEN IF DOING SO WOULD BENEFIT OUR STOCKHOLDERS

     Provisions of Delaware law, our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. These provisions include:

     - authorizing the issuance of preferred stock without stockholder approval;

     - providing for a classified board of directors with staggered, three year terms;

     - prohibiting cumulative voting in the election of directors;

     - requiring two-thirds of the outstanding shares to approve amendments to some provisions of our certificate of incorporation and bylaws;

     - requiring a majority of the stockholders to call stockholders meetings;
       and

     - prohibiting stockholder actions by written consent.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE ADOPTION OF THE INTERNET FOR ELECTRONIC COMMERCE AND COMMUNICATIONS

     Our business is based on providing software for the sourcing, management and delivery of professional services using the Internet. Therefore, in order for our business to be successful, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce and communication relating to professional services. Because electronic commerce and communication over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including, but not limited to:

     - potentially inadequate development of network infrastructure;

     - security concerns, including the potential for fraud or theft of stored data and information communicated over the Internet;

     - inconsistent quality of service, including well-publicized down times for popular websites;

     - lack of availability of cost-effective, high-speed service;

     - limited numbers of local access points for corporate users;

     - delay in the development of enabling technologies or adoption of new standards;

     - inability to integrate business applications with the Internet;

     - the need to operate with multiple and frequently incompatible products;
       and

     - a lack of tools to simplify access to and use of the Internet.

INCREASING GOVERNMENTAL REGULATION OF THE INTERNET COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES

     A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. Legislation could dampen the growth in Internet usage and decrease or limit its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products and services. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation or application of existing laws could expose companies involved in electronic commerce, to increased liability, which could limit the growth of electronic commerce generally.

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES

     A fundamental requirement to conduct Internet-based electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of our customers' networks, or well publicized security breaches affecting the Internet in general, could significantly harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the security measures of our products and services or our iNiku business website. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

NEW TAX TREATMENT OF COMPANIES ENGAGED IN INTERNET COMMERCE MAY ADVERSELY AFFECT THE INTERNET INDUSTRY

     Tax authorities on the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject companies engaged in electronic commerce to additional state sales, income and other taxes. A recently passed federal law places a temporary moratorium on certain types of taxation on electronic commerce. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet; although, if imposed, these taxes would likely increase our cost of doing business.

ITEM 2. PROPERTIES

     Our principal executive offices occupy 55,870 square feet in Redwood City, California under a lease that expires in June 2005. We also lease an office in the Chicago metropolitan area that occupies approximately 21,630 square feet and have additional facilities in the Atlanta, Amsterdam, Pointe-Claire, Portland, Quebec and Sydney metropolitan areas. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended January 29, 2000, stockholders adopted the following five proposals by written consent in lieu of a stockholder meeting. These proposals were as follows:

     PROPOSAL 1: Approval of adoption of a form of Indemnity Agreement to be entered into by the Company with its officers and directors. This proposal required the approval of the shares of common stock and preferred stock voting together as a class, excluding shares held by directors, officers and affiliates, which were not counted in determining the outcome on Proposal 1. The number of shares for which consents were received approving the proposal, the number of shares for which consents were not received or abstaining, the number of shares for which consents were received, but voting against the proposal was as follows:

                                        COMMON STOCK AND PREFERRED STOCK
                                  VOTING ON AS-CONVERTED-TO-COMMON STOCK BASIS
                                  --------------------------------------------
FOR.............................                   34,064,652
AGAINST.........................                            0
ABSTAINED OR NOT VOTED..........                   26,128,094

     PROPOSAL 2: Approval of adoption of the 2000 Equity Incentive Plan and the reservation for issuance thereunder of 6,000,000 shares of Common Stock plus any authorized shares not issued or subject to outstanding grants under the Company's 1998 Stock plus any shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or are cancelled for any reason without having been exercised in full, with an automatic annual increase equal to 5% of the outstanding shares of common stock on December 31 of the preceding year. This proposal required the approval of the shares of common stock and preferred stock voting together as a class. The number of shares for which consents were received approving the proposal, the number of shares for which consents were not received, the number of shares for which consents were received, but voting against or abstaining from the proposal was as follows:

                                        COMMON STOCK AND PREFERRED STOCK
                                  VOTING ON AS-CONVERTED-TO-COMMON STOCK BASIS
                                  --------------------------------------------
FOR.............................                   52,042,010
AGAINST.........................                        5,000
ABSTAINED OR NOT VOTED..........                    8,145,736

     PROPOSAL 3: Approval of adoption by the Company an Employee Stock Purchase Plan and the reservation of 1,000,000 shares of Common Stock for issuance thereunder with an automatic annual increase equal to 1% of the outstanding shares of common stock on December 31 of the preceding year. This proposal required the approval of the shares of common stock and preferred stock voting together as a class. The number of shares for which consents were received approving the proposal, the number of shares for which consents were not received, the number of shares for which consents were received, but voting against or abstaining from the proposal was as follows:

                                        COMMON STOCK AND PREFERRED STOCK
                                  VOTING ON AS-CONVERTED-TO-COMMON STOCK BASIS
                                  --------------------------------------------
FOR.............................                   52,047,010
AGAINST.........................                            0
ABSTAINED OR NOT VOTED..........                    8,145,736

     PROPOSAL 4: Approval of an amendment of Niku's Certificate of Incorporation to increase the authorized number of shares of common stock reserved for issuance. This proposal required the approval of a majority of the shares of common stock voting as a class and a majority of the shares of preferred stock voting together as a class. The number of shares for which consents were received approving the proposal, the number of shares for which consents were not received, the number of shares for which consents were received, but voting against or abstaining from the proposal was as follows:

                                          COMMON STOCK    PREFERRED STOCK
                                          ------------    ---------------
FOR.....................................   10,907,266       40,783,769
AGAINST.................................            0                0
ABSTAINED OR NOT VOTED..................    3,581,949        6,835,728

     PROPOSAL 5: Approval of the amendment to Niku's by-laws. This proposal required the affirmative vote of 2/3 of the outstanding shares of the Niku's Series C and D Preferred Stock, voting together as a separate class. The number of shares for which consents were received approving the proposal, the number of shares for which consents were not received, the number of shares for which consents were received, but voting against or abstaining from the proposal was as follows:

                                             SERIES C           SERIES D
                                          PREFERRED STOCK    PREFERRED STOCK
                                          ---------------    ---------------
FOR.....................................     9,129,649         13,406,178
AGAINST.................................             0                  0
ABSTAINED OR NOT VOTED..................       857,790          1,083,037

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since February 28, 2000, our common stock has been traded on The Nasdaq Stock Market under the symbol NIKU. The approximate number of record holders of our common stock as of March 31, 2000 was 133 (although we believe there was a greater number of beneficial owners). We do not intend to pay dividends for the foreseeable future.

     We believe that the market price of our common stock, like other early-stage Internet-related companies, could be volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

     - variations in our quarterly operating results;

     - announcements of new product or service offerings by us or our competitors;

     - announcement of new customer relationships by us or our competitors;

     - changes in market valuations of Internet-related companies;

     - additions to, or departures of, our executive officers; and

     - conditions and trends in the Internet and electronic commerce industries.

     Further, the stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology and Internet-related companies and have often been unrelated or disproportionate to the operating performance of those companies.

     Sales of a large number of shares of our common stock in the market, or the belief that these sales could occur, could cause a drop in the market price of our common stock. Of the approximately 61,044,235 shares of common stock outstanding immediately prior to our initial public offering:

     - 40,722,293 shares will become eligible for resale beginning 180 days after February 28, 2000, as a result of the expiration of lock-up agreements with the underwriters of our initial public offering that prohibit the sale of these shares;

     - 8,356,137 shares will become freely tradeable after November 17, 2000;

     - 8,289,236 shares will become freely tradeable after December 8, 2000;

     - 167,384 shares will be freely tradeable after January 31, 2001;

     - 64,930 shares will be freely tradeable after February 24, 2001;

     - 2,245,643 shares will be freely tradeable after June 8, 2001; and

     - 1,198,612 shares will be freely tradeable after that date.

     However, the underwriters of our initial public offering have the right to waive these lock-up restrictions prior to the end of the 180-day period. In addition, the underwriters have the right to waive lock-up restrictions on the sale of newly issued shares by us. The waiver of restrictions is solely at the discretion of the underwriters and no specific criteria determine the timing of a waiver or the number of shares released from lock-up. The shares subject to lock-up may therefore be available for sale at any time.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan agreements prohibit us from paying cash dividends without the consent of our lenders. Therefore, investors should not expect us to declare dividends on our common stock.

SALES OF UNREGISTERED SECURITIES

     1. In February 1999, Niku issued to Comdisco, Inc. warrants to purchase up to 630,000 shares of Series B Preferred Stock at an exercise price of $0.75 per share. Prior to the completion of the initial public offering, Comdisco, Inc. elected to exercise the warrants and receive a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 610,312 shares of Series B Preferred Stock.

     2. In May 1999, Niku issued and sold 9,987,439 shares of Series C preferred stock to a group of twelve individual investors, consisting of one member of the board of directors of Niku, two trusts controlled by two members of the board of directors of Niku and nine employees of Niku, thirteen venture capital funds and one corporate investor, Comdisco, Inc., for an aggregate consideration of $19,875,003 in cash. The sale of these shares was made in reliance on Section 4(2) and/or Rule 506 of Regulation D under the Securities Act.

     3. In November 1999, Niku issued and sold 7,998,012 shares of Series D preferred stock to a group of thirty unrelated individual investors, twenty-nine venture capital funds and two corporate investors, Comdisco, Inc. and CNET Investments, for an aggregate consideration of $39,930,060 in cash. The sale of these shares was made in reliance on Section 4(2) and/or Rule 506 of Regulation D under the Securities Act.

     4. In November 1999, in connection with its acquisition of Proamics, Niku issued 3,501,938 shares of common stock and 6,491,203 shares of Series D preferred stock to a group of twenty-six individual investors, two venture capital funds and one corporate investor, Epicor Software Inc., all of whom were former stockholders of Proamics. The sale of these shares was made in reliance on Section 4(2)and/or Rule 506 of Regulation D under the Securities Act.

     5. From its inception on January 8, 1998 through January 29, 2000, Niku has issued 2,848,750 shares of common stock to its employees, consultants and other service providers through restricted stock purchases or pursuant to stock purchase agreements.

     6. From its inception on January 8, 1998 through January 29, 2000, Registrant has issued 1,091,566 shares of common stock to its employees upon exercise of options, and as of January 29, 2000, 4,921,236 shares of common stock were issuable upon exercise of outstanding options. All sales of common stock made pursuant to the exercise of stock options were made in reliance on Rule 701 under the Securities Act.

     7. In January 2000, in connection with its acquisition of Legal Anywhere, Inc., Niku issued 853,689 shares of common stock to a group of forty-four individual investors, three venture capital funds and one corporate investor, FJF, Inc., all of whom were former stockholders of Legal Anywhere. The sale of these shares was made in reliance on Section 3(a)(10) under the Securities Act.

     The recipients of securities in each transaction listed above represented their intentions to acquire the securities for investment only and not with view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with Niku, to information about Niku.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The Company has a fiscal year that ends on the Saturday nearest January 31. For presentation purposes, this selected consolidated financial data refers to the calendar month end. The consolidated statement of operations data for the years ended January 31, 2000 and 1999 and the balance sheet data as of January 31, 2000 and 1999, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP, independent auditors. Niku's operations for the period from January 8, 1998 (inception) through January 31, 1998, were not significant and are included in Niku's results of operations for the year ended January 31, 1999.

     The historical results are not necessarily indicative of results to be expected in any future period.

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenues:
  License...................................................   $  5,480      $    --
  Services..................................................      2,573           15
  Marketplace...............................................        104           --
                                                               --------      -------
          Total revenues....................................      8,157           15
                                                               --------      -------
Cost of revenues............................................      2,620            4
                                                               --------      -------
Gross profit................................................      5,537           11
Operating expenses:
  Sales and marketing.......................................     15,521          290
  Research and development..................................     10,920        1,610
  General and administrative................................      4,737          996
  Stock-based compensation..................................      9,014          245
  Amortization of goodwill and other intangible assets......      2,381           20
                                                               --------      -------
          Total operating expenses..........................     42,573        3,161
                                                               --------      -------
Operating loss..............................................    (37,036)      (3,150)
Interest and other income, net..............................        549          130
                                                               --------      -------
Net loss....................................................   $(36,487)     $(3,020)
                                                               ========      =======
Basic and diluted net loss per share........................   $  (5.61)     $ (0.62)
                                                               ========      =======
Shares used in computing basic and diluted net loss per
  share.....................................................      6,506        4,882
                                                               ========      =======

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Cash, cash equivalents and short-term investments...........  $ 44,515    $ 5,147
Working capital.............................................    32,691      4,786
Total assets................................................   112,525      6,555
Long-term obligations, less current portion.................     1,725         --
Redeemable convertible preferred stock and warrants.........   100,919      8,259
Accumulated deficit.........................................   (39,507)    (3,020)
Total stockholders' deficit.................................   (12,269)    (2,363)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this annual report.

OVERVIEW

     We provide Internet software products and an online marketplace for the sourcing, management and delivery of professional services. Our principal products are eNiku, xNiku and iNiku. We commenced operations in January 1998. From January 1998 through November 1998, we were in the development stage, conducting research and developing our initial products. In December 1998, we began offering our Internet software products and related services and currently offer them in the United States and, to a lesser extent, in Europe and the Asia-Pacific region. We currently market our products primarily through our direct sales force and other channels, such as resellers. In February 2000, we introduced the most recent version of our iNiku website. In December 1999, we acquired Proamics, a provider of project accounting, time-and-expense and billing software for the professional services industry. In early fiscal 2001, we acquired Legal Anywhere, a provider of Internet collaboration software for the legal profession.

  Our history of losses

     Although our revenues have increased from quarter to quarter, we incurred significant costs to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administrative organizations. As a result, we incurred net losses for the fiscal year ended January 29, 2000 and for the fiscal year ended January 31, 1999 of $36.5 million and $3.0 million, respectively. We expect to incur net losses in the foreseeable future. As of January 29, 2000, we had an accumulated deficit of $39.5 million. We believe our success is contingent on increasing our customer base, on continuing to develop our eNiku, xNiku and iNiku products, related services and the Niku Services Marketplace and on expanding our market presence into new professional services industries. We intend to continue to invest heavily in sales, marketing and research and development. We also expect to incur substantial non-cash charges relating to the amortization of goodwill and other intangible assets and stock-based compensation.

  Sources of revenues and revenue recognition policy

     Through January 29, 2000, our revenues were principally derived from the sale of licenses of our Internet software products, the provision of maintenance and support and the delivery of implementation consulting services. In the future we intend to pursue revenues from a third source -- our iNiku website and the Niku Services Marketplace.

     Customers who license eNiku receive a per seat, or user, license and all of the applicable modules and adapters to interface with existing enterprise systems. License fees are generally based upon the number of seats licensed by the customer. Customers may also license eNiku under a server capacity license, the fee for which is based upon the customer's estimated annual volume of users or "billable consultants" requiring access to the applications. Capacity or "site" licensing allows customers to scale the total cost of eNiku to their initial estimated volume requirements and they can purchase additional capacity.

     Customers who license our Internet software products generally enter into maintenance and support agreements which allow for application version upgrades and technical support for a stated term of generally one year. Customers may purchase implementation services from us or from third-party consulting organiza-tions. In the future, we expect to rely in significant part on third-party consulting organizations to deliver these services. We also offer fee-based training to our customers. Currently, our standard iNiku website offering is available to users free of charge.

     We have adopted the provisions of Statement of Position, or SOP No. 97-2 Software Revenue Recognition, as amended by SOP No. 98-9, modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on fair values of the elements, such as software products, maintenance and support and consulting services. The determination of fair value is based on objective evidence which is specific to us.

     We recognize license revenues when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. We consider all arrangements with payment terms extending beyond three months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. As payments become due from the customer, the initial amounts are first allocated to deferred revenue elements such as maintenance and support and consulting services. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the agreement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

  Revenue recognition for nonmonetary exchanges and transactions with Niku Partners

     We have entered into a number of customer agreements involving the licensing of our products and services to companies from whom we have purchased products under separate agreements. Although these transactions are governed by individual and distinct contracts, some are viewed as "nonmonetary" for accounting purposes. For the fiscal year ended January 29, 2000, approximately $1.5 million of our total revenues derived from these types of transactions were considered to be nonmonetary.

     We recognize revenue for arrangements involving nonmonetary exchanges of our products for customer products or services when the following three conditions have been met: (1) the fair value of the products received is objectively determinable; (2) the product received will not be incorporated into or integrated with our products; and (3) the product received will be used internally by us in a manner consistent with its fair value.

     In addition, members of our Niku Partners Network are also our customers. In most of our Niku Partner alliance arrangements we have committed that these Niku Partners would receive a minimum dollar value of professional services from us. These transactions are classified as either monetary or nonmonetary, depending on the amount of value received by us from the Niku Partner. If the value we receive or pay in the transaction exceeds 25% of the fair value of the exchange with the Niku Partner, the transaction is considered to be monetary, otherwise the transaction is considered to be nonmonetary for accounting purposes. Revenue recognized from monetary transactions is limited at any time to the fair value of the Niku Partner's professional services used by us. Revenue from nonmonetary transactions is recognized when we use the Niku Partner's professional services time for internal use as codevelopment experts in developing future versions of our product functionality. Revenues attributable to monetary transactions with Niku Partners for the fiscal year ended January 29, 2000, were $697,000 and revenues attributable to nonmonetary transactions with Niku Partners were $234,000.

     We believe that these arrangements have expanded our presence in key markets and have helped us to ensure that consulting organizations are trained, experienced and available to perform implementation work at our customers' sites and offer our products for resale. We intend to enter into these types of relationships in the future, although we anticipate that revenues related to these relationships will decline as a percentage of our total revenues. Please see note 1 of our notes to our consolidated financial statements for a description of the nature of these contracts and our related revenue recognition accounting policies.

  Deferred revenue

     Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; (2) consulting services not yet rendered; (3) amounts billed to third parties for products not yet sold through to end-user customers; (4) amounts billed to customers with extended payments terms which are not yet due; and (5) amounts billed under monetary Niku Partner customer arrangements in excess of Niku Partner professional services used by us. Of our $4.3 million of deferred revenue as of January 29, 2000, $281,000, was attributable to nonmonetary transactions with our customers within the categories described above.

  Cost of revenues

     Our cost of revenues includes costs of our license revenues and costs of our services revenues. Our cost of license revenues includes royalties due to third parties for technology products integrated into our software products, the cost of manuals and product documentation, production media and shipping costs. Our cost of service revenues include salaries and related expenses for our customer support, implementation and training organizations, as well as the costs of third parties contracted to provide consulting services to our customers. Because our cost of service revenues is greater than cost of license revenues, cost of revenues may fluctuate based on the mix of products and services sold.

  Operating expenses

     Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include two non-cash categories: stock-based compensation and amortization of goodwill and other intangible assets. We classify all charges to the sales and marketing, research and development and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories, such as salaries, employee benefits, sales commissions, travel and entertainment costs, allocated communication, rent and facilities costs, and third party professional service fees. The sales and marketing category of operating expenses also includes expenditures specific to the marketing group such as public relations and advertising, trade shows and marketing collateral materials.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon their respective headcount. These allocated charges include facility rent for the corporate office, communications charges and depreciation expense for office furniture and equipment.

     In connection with the granting of stock options to, and restricted stock purchases by, our employees through January 29, 2000, we recorded deferred stock-based compensation totaling approximately $25.7 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted or purchase agreements were signed. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options and restricted stock purchases generally vest at a rate of 25% upon the first anniversary of the option grant date or restricted stock purchase date and 2.083% each month thereafter for three years. Amortization of the January 29, 2000 balance of deferred stock-based compensation will result in charges to operations of $11.4 million, $4.5 million, $1.6 million and $214,000 for fiscal years 2001, 2002, 2003 and 2004. We expect to record approximately $23.8 million of additional deferred stock-based compensation related to stock options granted between January 30, 2000 and February 21, 2000, that will result in additional amortization of deferred stock compensation of approximately $14.7 million, $5.6 million, $2.7 million and $800,000 for the fiscal years 2001, 2002, 2003 and 2004.

  Acquisition of Alyanza, Proamics and Legal Anywhere

     In December 1998, we completed the acquisition of Alyanza, a privately held software company in San Diego, California. We issued 525,000 shares of common stock and paid $135,000 in cash for all of Alyanza's outstanding capital stock. The transaction was accounted for as a purchase. The purchase price of approximately $735,000 is being amortized over a three year period as amortization of goodwill and other intangible assets.

     In connection with our acquisition of Proamics in December 1999, we acquired all of the outstanding capital stock of Proamics in exchange for 3,501,938 shares of our common stock and 6,491,203 shares of our Series D preferred stock. In addition, subsequent to the transaction, we issued options to purchase 1,040,160 shares of our common stock to the former employees of Proamics who became our employees. Our acquisition of Proamics was accounted for as a purchase. We recorded goodwill and other intangible assets of approximately $51.4 million to be amortized over the next three to five years. The acquisition of Proamics may have an adverse effect on our future operating results if we are unable to market our products to Proamics' customers or effectively utilize the Proamics professional services consultants.

     In connection with our acquisition of Legal Anywhere in the first quarter of fiscal 2001, we acquired all of the outstanding capital stock of Legal Anywhere in exchange for 853,689 shares of our common stock. In addition, we assumed options to purchase shares of Legal Anywhere common stock which are exercisable for 141,282 shares of our common stock. Our acquisition of Legal Anywhere will be accounted for as a purchase. We expect to record goodwill and other intangible assets of approximately $20.0 million to be amortized over the next three years.

  Management of Growth

     We had approximately 400 full-time employees as of January 29, 2000, as compared to less than 50 employees at January 31, 1999. We also intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

  Limited operating history

     Our limited operating history makes the prediction of future operating results very difficult. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets, such as the Internet and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

     Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our brand and our products and services. Therefore, our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter as well as sales and marketing, research and development and other expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

     We expect to experience seasonality in the sales of our products and services. Seasonal variations in our sales may lead to fluctuations in our quarterly results. For example, we expect that sales may decline during summer months, particularly in European markets. We also anticipate that sales may be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers as well as due to our sales commission structure. We also anticipate that our sales will have long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it very difficult to predict revenue between quarters and, our operating results may vary significantly.

     Other factors that could affect our quarterly operating results include those described below and elsewhere in this annual report:

     - our ability to attract new customers, including Proamics and Legal Anywhere customers, and retain current customers which could lead to changes in our revenues;

     - the announcement or introduction of new products or services by us or our competitors which could also lead to changes in our revenues;

     - changes in the pricing of our products and services or those of our competitors;

     - variability in the mix of our products and services revenues in any quarter which could affect our margins; and

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business.

     Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock may decline.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 29, 2000 AND JANUARY 31, 1999

  Revenues

     License. Our license revenues increased from no revenues for the fiscal year ended January 31, 1999 to $5.5 million for the fiscal year ended January 29, 2000. This increase is attributable to an increase in sales to new customers resulting from increased headcount in our sales force and, to a lesser extent, the commencement of international operations. Sales to new customers accounted for all of the license revenues, of which international operations accounted for $286,000 for the fiscal year ended January 29, 2000.

     Services. Our services revenues increased from $15,000 for the fiscal year ended January 31, 1999 to $2.6 million for the fiscal year ended January 29, 2000. This increase is attributable to the increased activity described above, which resulted in increased revenues from customer implementations and maintenance contracts.

     Marketplace. Our marketplace revenues increased from no revenues for the fiscal year ended January 31, 1999 to $104,000 for the fiscal year ended January 29, 2000.

     During the fiscal year ended January 29, 2000, Sybase, USi and Neon each accounted for 7% of total revenues. One of our directors is a director of USi and a second director is an officer and director of Sybase.

  Cost of revenues

     Cost of revenues increased from $4,000 for the fiscal year ended January 31, 1999 to $2.6 million for the fiscal year ended January 29, 2000. This increase in the cost of revenues is primarily attributable to royalty agreements for technology incorporated into our products and the cost of manuals, media, product documentation and shipping costs related to product sales to new customers as well as the shipment of product updates to existing customers. We recorded cost of license revenues of $400,000 for the fiscal year ended January 29, 2000. Additionally, included in these costs are costs of services associated with implementation, training and technical support personnel, which increased from two people at January 31, 1999 to 13 people at January 29, 2000. We recorded cost of service revenues of $2.2 million for the fiscal year ended January 29, 2000. We anticipate that the cost of revenues will increase in future periods, primarily as a result of the addition of Proamics services personnel.

  Gross profit

     Gross profit increased from $11,000 for the fiscal year ended January 31, 1999 to $5.5 million for the fiscal year ended January 29, 2000. This increase in gross profit is primarily due to the incremental amounts of revenues that we recognized in each quarter. Gross profit margin was 68% for the fiscal year ended January 29, 2000. We expect that our gross margins will decline at least in the near term as a result of the addition of services personnel from Proamics.

  Operating expenses

     Sales and marketing. Sales and marketing expenses increased from $290,000 for the fiscal year ended January 31, 1999 to $15.5 million for the fiscal year ended January 29, 2000. This increase primarily resulted from the addition of personnel in our sales and marketing departments, and related costs, such as increased sales commissions. We anticipate that these sales and marketing expenses will increase in absolute dollar amounts in future periods as we continue to expand our sales and marketing efforts. We added approximately 30 Proamics sales and marketing personnel in December 1999. Other than the costs associated with this increase in personnel and costs associated with marketing Niku products to Proamics customers, we do not expect to incur significant additional sales and marketing expenses as a result of the Proamics acquisition, as we do not intend to market Proamics' product line separately.

     Research and development. Research and development expenses increased from $1.6 million for the fiscal year ended January 31, 1999 to $10.9 million for the fiscal year ended January 29, 2000. This increase is primarily attributable to an increase in the number of research and development personnel. Headcount increased from 23 as of January 31, 1999 to 71 as of January 29, 2000. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we anticipate that research and development expenses will continue to increase in absolute dollars due to our internal product development efforts and the addition of 29 Proamics research and development personnel in December 1999. We do not anticipate developing separate new or enhanced versions of Proamics products, and therefore, we expect these personnel to be deployed in development activities for Niku products.

     General and administrative. General and administrative expenses increased from $996,000 for the fiscal year ended January 31, 1999 to $4.7 million for the fiscal year ended January 29, 2000. This increase is attributable to an increase in the number of administrative and professional services fees, and to a lesser extent, communications costs, particularly to our remote offices and facility costs. The number of employees engaged in general and administrative functions increased from 7 as of January 31, 1999 to approximately 30 as of January 29, 2000. We expect general and administrative expenses to increase in absolute dollars as we add personnel to support the expansion of our operations, incur additional expenses related to the anticipated growth of our business, and assume the responsibilities of a public company. We also added approximately 10 Proamics administrative personnel in December 1999, which will contribute to our future general and administrative expenses.

     Stock-based compensation. During the fiscal year ended January 29, 2000, we recorded approximately $9.0 million of stock-based compensation amortization expense, representing $69,000 cost of revenues, $5.2 million sales and marketing, $3.2 million research and development and $585,000 general and administrative expenses. During the fiscal year ended January 31, 1999, we recorded $245,000 of stock-based compensation amortization expense.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $20,000 for the fiscal year ended January 29, 1999 and $2.4 million for the fiscal year ended January 29, 2000. In connection with the acquisition of Proamics in December 1999, we recorded goodwill and other intangible assets of approximately $51.4 million to be amortized over the next three to five years. In addition, we acquired Legal Anywhere in the first quarter of fiscal 2001 and expect to record goodwill and other intangible assets of approximately $20.0 million to be amortized over the next three years.

  Interest and other income, net

     Interest and other income, net consists of interest income, interest expense and other non-operating expenses. Interest and other income, net increased from $130,000 for the year ended January 31, 1999 to $549,000 for the year ended January 29, 2000. This increase is attributable primarily to interest income from average invested cash proceeds from financing activities, partially offset by interest expense related to equipment loans and subordinated debt, the proceeds of which were used to purchase computer equipment and office furniture and equipment.

  Net losses

     Net losses were $3.0 million and $36.5 million for the fiscal year ended January 31, 1999 and fiscal year ended January 29, 2000, respectively. Our losses are a result of costs incurred to develop our technology, our products and iNiku website and to recruit and train personnel for our engineering, sales, marketing, professional services and administrative organizations. We expect to incur net losses in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through private sales of capital stock, with net proceeds of $68.0 million through January 29, 2000, from bank loans and through equipment leases. As of January 29, 2000, we had $44.5 million in cash, cash equivalents and short-term investments and $32.7 million in working capital. In February 2000, in our initial public offering, we sold 9,200,000 shares of common stock for $24.00 per share for total cash proceeds, net of offering costs, of approximately $202.6 million.

     Net cash used in operating activities was $2.8 million in the fiscal year ended January 31, 1999 and $20.6 million in the fiscal year ended January 29, 2000. Net cash flows from operating activities in the fiscal year ended January 29, 2000, reflect increasing net losses and, to a lesser extent, accounts receivable offset in part by increases in accounts payable, accrued liabilities and deferred revenue from customers.

     Net cash used in investing activities was $366,000 in the fiscal year ended January 31, 1999 and $20.9 million in the fiscal year ended January 29, 2000. Cash used in investing activities reflects purchases of property and equipment in each period and purchases of short-term investments and other assets in the fiscal year ended January 29, 2000.

     Capital expenditures were $193,000 in the fiscal year ended January 31, 1999 and $5.0 million in the fiscal year ended January 29, 2000. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases.

     Net cash from financing activities was $8.3 million in the fiscal year ended January 31, 1999 and $63.9 million in the fiscal year ended January 29, 2000. These cash flows reflect primarily proceeds from private sales of preferred stock and the net proceeds from borrowings under loans and lines of credit.

     In September 1999, we entered into a loan and security agreement with a bank providing a line of credit of up to $4.0 million. As of January 29, 2000, we had borrowed $3.8 million under the line of credit and $200,000 was available for borrowing.

     In February 1999, we entered into a term loan with another lender, providing us with a bridge loan of up to $3.0 million. As of January 29, 2000, we had borrowed $2.5 million under this term loan, and $500,000 was available for borrowing. Also in February 1999, we entered into a lease line with the same institution, providing us with an equipment lease line of credit of up to $500,000. As of January 29, 2000, we had leased $284,000 of equipment under this lease line, and $216,000 was available for borrowing.

     We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next 12 months. After that time, we may find it necessary to obtain additional equity or debt financing to fund our working capital and expense requirements. We have no current plans to undertake any future equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities may have rights, preferences and privileges senior to our common stock.

YEAR 2000 READINESS

     We designed all of our products to be Year 2000 compliant when configured and used in accordance with related documentation, and provided that the underlying operating system of the host machine and any other software and hardware used with or in the host machine or our products are Year 2000 compliant. Additionally, we have tested Niku products for Year 2000 compliance and determined they are Year 2000 compliant. To date we have not experienced any material Year 2000 related issues.

     Although January 1, 2000 has occurred, our information technology systems could be impaired or cease to operate due to the year 2000 problem. Additionally, we rely on technology supplied by third parties. These third parties may experience year 2000 related problems. Any year 2000 problems experienced by us or any of these third parties could harm our business. Additionally, the Internet could face serious disruption arising from the year 2000 problem.

     Further, any year 2000 problems with respect to our products could lead to claims from our customers asserting liability, including liability for breach of warranties related to our products, which could result in large settlements or judgments against us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our consolidated financial position or results of operations. We will be required to adopt SFAS No. 133 in fiscal 2002.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We do not expect the adoption of SAB 101 to have a material effect on our consolidated financial position or results of operations.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which outlines the accounting criteria for costs related to the development of web sites. We will be required to adopt EITF Issue No. 00-2 in fiscal quarters beginning after June 30, 2000. We are in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on our consolidated financial position or results of operations.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 outlines the accounting criteria for hosting arrangements. We do not expect the adoption of EITF Issue No. 00-3 to have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products in North America, and to a lesser extent, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factor such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency. We currently do not use financial instruments to hedge operating expenses by our European and Asia-Pacific subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    35
Consolidated Balance Sheets.................................    36
Consolidated Statements of Operations.......................    37
Consolidated Statements of Stockholders' Deficit............    38
Consolidated Statements of Cash Flows.......................    39
Notes to Consolidated Financial Statements..................    40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Niku Corporation:

     We have audited the accompanying consolidated balance sheets of Niku Corporation and subsidiaries (the Company) as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niku Corporation and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Mountain View, California
February 25, 2000, except as to
     Note 9, which is as of
     February 28, 2000

                       NIKU CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $ 27,650    $ 5,147
  Short-term investments....................................    16,865         --
  Accounts receivable.......................................     8,261        165
  Prepaid expenses and other current assets.................     2,065        133
                                                              --------    -------
          Total current assets..............................    54,841      5,445
Deposits and other assets...................................     1,952         --
Property and equipment, net.................................     6,048        394
Goodwill and other intangible assets, net...................    49,684        716
                                                              --------    -------
          Total assets......................................  $112,525    $ 6,555
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  6,172    $   145
  Accrued liabilities.......................................     5,997         17
  Current portion of long-term obligations..................     5,720         --
  Deferred revenue..........................................     4,261        497
                                                              --------    -------
          Total current liabilities.........................    22,150        659
Long-term obligations.......................................     1,725         --
                                                              --------    -------
          Total liabilities.................................    23,875        659
                                                              --------    -------
Commitments
Redeemable convertible preferred stock and warrants, $0.0001 par value; 51,910,282 and 23,400,000 shares authorized as
  of January 31, 2000 and 1999, respectively; 47,619,497 and
  23,142,843 shares issued and outstanding as of January 31,
  2000 and 1999, respectively; aggregate liquidation
  preference of $123,826 and $8,300 as of January 31, 2000
  and 1999, respectively;...................................   100,919      8,259
                                                              --------    -------
Stockholders' deficit:
  Preferred stock; $0.0001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common stock, $0.0001 par value; 100,000,000 and
     50,000,000 shares authorized as of January 31, 2000 and
     1999, respectively; 12,355,419 and 5,959,995 shares
     issued and outstanding as of January 31, 2000 and 1999,
     respectively...........................................         1          1
  Additional paid-in capital................................    46,848      2,277
  Treasury stock............................................       (52)        --
  Deferred stock-based compensation.........................   (17,745)    (1,576)
  Notes receivable from stockholders........................    (1,814)       (45)
  Accumulated deficit.......................................   (39,507)    (3,020)
                                                              --------    -------
          Total stockholders' deficit.......................   (12,269)    (2,363)
                                                              --------    -------
          Total liabilities and stockholders' deficit.......  $112,525    $ 6,555
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                       NIKU CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
Revenues:
  License...................................................   $  5,480      $    --
  Services..................................................      2,573           15
  Marketplace...............................................        104           --
                                                               --------      -------
          Total revenues....................................      8,157           15
                                                               --------      -------
Cost of revenues:
  License...................................................        400           --
  Services..................................................      2,220            4
                                                               --------      -------
          Total cost of revenues............................      2,620            4
                                                               --------      -------
          Gross profit......................................      5,537           11
                                                               --------      -------
Operating expenses:
  Sales and marketing.......................................     15,521          290
  Research and development..................................     10,920        1,610
  General and administrative................................      4,737          996
  Stock-based compensation..................................      9,014          245
  Amortization of goodwill and other intangible assets......      2,381           20
                                                               --------      -------
          Total operating expenses..........................     42,573        3,161
                                                               --------      -------
          Operating loss....................................    (37,036)      (3,150)
Interest income.............................................      1,304          130
Interest and other expense..................................       (755)          --
                                                               --------      -------
          Net loss..........................................   $(36,487)     $(3,020)
                                                               ========      =======
Basic and diluted net loss per share........................   $  (5.61)     $ (0.62)
                                                               ========      =======
Shares used in computing basic and diluted net loss per
  share.....................................................      6,506        4,882
                                                               ========      =======

          See accompanying notes to consolidated financial statements.

                       NIKU CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                NOTES
                                   COMMON STOCK       ADDITIONAL                DEFERRED      RECEIVABLE
                                -------------------    PAID-IN     TREASURY   STOCK-BASED        FROM       ACCUMULATED
                                  SHARES     AMOUNT    CAPITAL      STOCK     COMPENSATION   STOCKHOLDERS     DEFICIT
                                ----------   ------   ----------   --------   ------------   ------------   -----------
Issuance of common stock to
  founding investors..........   3,962,500     $1      $    38       $ --       $     --       $    --       $     --
Issuance of common stock......     850,000     --            9         --             --            --             --
Issuance of common stock for
  note receivable.............     450,000     --           45         --             --           (45)            --
Issuance of common stock in
  the exercise of employee
  stock options...............     172,500     --           10         --             --            --             --
Issuance of common stock in
  connection with the
  acquisition of Alyanza
  Corporation.................     524,995     --          354         --             --            --             --
Deferred compensation related
  to stock option grants......          --     --        1,733         --         (1,733)           --             --
Amortization of stock-based
  compensation................          --     --           --         --            157            --             --
Nonemployee stock
  compensation................          --     --           88         --             --            --             --
Net loss......................          --     --           --         --             --            --         (3,020)
                                ----------     --      -------       ----       --------       -------       --------
Balances as of January 31,
  1999........................   5,959,995      1        2,277         --         (1,576)          (45)        (3,020)
Issuance of common stock for
  notes receivable............   2,335,000     --        1,815         --             --        (1,815)            --
Issuance of common stock in
  connection with the exercise
  of employee stock options...   1,056,111     --           88         --             --            --             --
Repurchase of common stock in
  settlement of notes
  receivable from
  stockholders................    (515,625)    --           --        (52)            --            52             --
Deferred stock compensation
  related to stock option
  grants......................          --     --       24,000         --        (24,000)           --             --
Amortization of stock-based
  compensation................          --     --           --         --          7,831            --             --
Nonemployee stock
  compensation................      18,000     --          546         --             --            --             --
Stock compensation related to
  forgiveness of note
  receivable from
  stockholder.................          --     --          612         --             --            23             --
Issuance of common stock in
  connection with the
  acquisition of Proamics
  Corporation.................   3,501,938     --       17,510         --             --            --             --
Interest accrued on
  stockholder note
  receivable..................          --     --           --         --             --           (29)            --
Net loss......................          --     --           --         --             --            --        (36,487)
                                ----------     --      -------       ----       --------       -------       --------
Balances as of January 31,
  2000........................  12,355,419     $1      $46,848       $(52)      $(17,745)      $(1,814)      $(39,507)
                                ==========     ==      =======       ====       ========       =======       ========


                                    TOTAL
                                STOCKHOLDERS'
                                   DEFICIT
                                -------------
Issuance of common stock to
  founding investors..........    $     39
Issuance of common stock......           9
Issuance of common stock for
  note receivable.............          --
Issuance of common stock in
  the exercise of employee
  stock options...............          10
Issuance of common stock in
  connection with the
  acquisition of Alyanza
  Corporation.................         354
Deferred compensation related
  to stock option grants......          --
Amortization of stock-based
  compensation................         157
Nonemployee stock
  compensation................          88
Net loss......................      (3,020)
                                  --------
Balances as of January 31,
  1999........................      (2,363)
Issuance of common stock for
  notes receivable............          --
Issuance of common stock in
  connection with the exercise
  of employee stock options...          88
Repurchase of common stock in
  settlement of notes
  receivable from
  stockholders................          --
Deferred stock compensation
  related to stock option
  grants......................          --
Amortization of stock-based
  compensation................       7,831
Nonemployee stock
  compensation................         546
Stock compensation related to
  forgiveness of note
  receivable from
  stockholder.................         635
Issuance of common stock in
  connection with the
  acquisition of Proamics
  Corporation.................      17,510
Interest accrued on
  stockholder note
  receivable..................         (29)
Net loss......................     (36,487)
                                  --------
Balances as of January 31,
  2000........................    $(12,269)
                                  ========

          See accompanying notes to consolidated financial statements.

                       NIKU CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED JANUARY 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------     ---------
Cash flows from operating activities:
  Net loss..................................................   $(36,487)      $(3,020)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      1,915            28
    Employee stock-based compensation.......................      8,466           157
    Revenue resulting from nonmonetary exchanges for
     computer equipment,
      software and services.................................     (1,534)           --
    Expense resulting from nonmonetary exchanges for
     services...............................................        154            --
    Amortization debt discount..............................        171            --
    Amortization of goodwill and other intangible assets....      2,381            20
    Nonemployee stock-based compensation expense............        546            88
    Changes in operating assets and liabilities:
      Accounts receivable...................................     (5,529)         (165)
      Prepaid expenses and other current assets.............     (1,738)           --
      Accounts payable......................................      4,555            --
      Accrued liabilities...................................      3,836            --
      Deferred revenue......................................      2,682            88
                                                               --------       -------
         Net cash used in operating activities..............    (20,582)       (2,804)
                                                               --------       -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (5,028)         (193)
  Purchase of short-term investments........................    (16,865)           --
  Cash portion of Alyanza acquisition.......................         --          (173)
  Net cash acquired in Proamics acquisition.................      2,884            --
  Other assets..............................................     (1,842)           --
                                                               --------       -------
         Net cash used in investing activities..............    (20,851)         (366)
                                                               --------       -------
Cash flows from financing activities:
  Net proceeds from sale of redeemable convertible preferred
    stock...................................................     59,694         8,259
  Issuance of common stock..................................         88            58
  Proceeds from debt issuances..............................      7,982            --
  Repayment of debt and capital lease obligations...........     (3,828)           --
                                                               --------       -------
         Net cash provided by financing activities..........     63,936         8,317
                                                               --------       -------
Net increase in cash and cash equivalents...................     22,503         5,147
Cash and cash equivalents, beginning of year................      5,147            --
                                                               --------       -------
Cash and cash equivalents, end of year......................   $ 27,650       $ 5,147
                                                               ========       =======
Supplemental disclosures of cash flow information:
  Cash paid during year for interest........................   $    584       $    --
                                                               ========       =======
Noncash investing and financing activities:
    Property and equipment acquired under capital leases
     obligations............................................   $    345       $    --
                                                               ========       =======
    Common stock issued for notes receivable................   $  1,815       $    45
                                                               ========       =======
    Common stock and redeemable convertible preferred stock
     issued for acquisitions................................   $ 49,966       $   354
                                                               ========       =======
    Repurchase of common stock in settlement of notes
     receivable from stockholders...........................   $     52       $    --
                                                               ========       =======
    Deferred stock-based compensation.......................   $ 24,000       $ 1,733
                                                               ========       =======
    Deferred revenue resulting from nonmonetary exchange for
     computer equipment, software, and maintenance..........   $     --       $   362
                                                               ========       =======
    Redeemable convertible preferred stock warrant issued in
     conjunction with debt issuance.........................   $    510       $    --
                                                               ========       =======

          See accompanying notes to consolidated financial statements.

                       NIKU CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Presentation

     Niku Corporation (Niku or the Company) was incorporated in Delaware on January 8, 1998. Niku provides Internet software and offers an online marketplace for the sourcing, management and delivery of professional services. Niku's operations for the period from January 8, 1998, (inception) through January 31, 1998, were not significant and are included in the Company's results of operations for the year ended January 31, 1999.

     The Company has a fiscal year that ends on the Saturday nearest January 31. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

  (b) Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Niku and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c) Revenue Recognition

     The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, since inception. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

     To date, the Company has derived its revenue from licenses of its eNiku products, maintenance and support and delivery of implementation consulting services. The Company sells its products primarily through its direct sales force.

     Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, maintenance and support, and consulting services. The determination of fair value is based on objective evidence which is specific to the Company.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Niku obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. In addition, sales to channel partners are recognized upon sell-through to the end-user customer. The Company considers all arrangements with payment terms extending beyond three months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. As payments become due from the customer, the initial amounts are first allocated to deferred revenue elements such as maintenance and support and consulting services. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

     Arrangements involving nonmonetary exchanges of the Company's products for customer products or services are recognized as revenue when the following three conditions have been met: (1) The fair value of

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

the products received is objectively determinable; (2) The product received will not be incorporated into or integrated with Niku products; and (3) The product received will be used internally by Niku in a manner consistent with its fair value.

     The Company recognizes revenue on a sale to an application service provider customer as this customer either deploys the Company's software internally or as the customer sells through the software to end users. The Company also entered into a three year hosting agreement with this customer that initially rendered the combined arrangement a nonmonetary transaction, as the Company's license fee was substantially identical to its commitments under the hosting agreement. A subsequent modification to this hosting agreement, where the Company committed to pay this customer for the hosting arrangement significantly more than the Company's license fee, caused the Company to account for its revenue with this partner as monetary, in accordance with Emerging Issues Task Force (EITF) Issue No. 86-29, Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, interpretation of Accounting Principles Board (APB) No. 29, Accounting for Nonmonetary Transactions.

     The Company also enters into arrangements with consulting organizations considered Niku Partner Network (NPN) customers. NPN arrangements exist when Niku enters into an arrangement with a consulting organization, who has become a customer of Niku, to use the NPN's consultants as preferred third party providers for implementation services to Niku customers or to use the NPN's consultants internally as codevelopment experts in developing future versions of Niku product functionality. In most of the NPN customer arrangements Niku commits to the use of a minimum dollar value of the NPN customer's professional services. NPN customer transactions in which Niku commits to the use of a minimum dollar value of an NPN customer's professional services are considered either monetary or nonmonetary depending on whether the net cash received or paid by Niku (representing the excess of Niku's product sale to the NPN over the fair value of the committed professional services or the excess of the fair value of the committed professional services over the Niku product sale, respectively) exceeds 25% of the fair value of the exchange. If the net cash received or paid by Niku exceeds 25% of the fair value of the exchange, the exchange is considered monetary and the Company will recognize revenue in accordance with EITF No. 86-29. This revenue to be recognized is limited at any time to the fair value of the NPN's professional services used by Niku. If the net cash received or paid by Niku does not exceed 25% of the fair value of the exchange, the exchange is considered nonmonetary and revenue is only recognized when Niku uses the NPN's professional services time for internal use as codevelopment experts in developing future versions of Niku product functionality.

     Marketplace revenue consists of revenues generated from a variety of transactions. These transactions include, but are not limited to, Niku Services Marketplace projects, subscriptions and sponsorship arrangements, such as advertising and affiliations. Revenues from these transactions are generally recognized ratably over the term of the arrangement, provided there are no significant remaining obligations and collection of the resulting receivable is probable.

     Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) Deferred maintenance and support; (2) Consulting services not yet rendered; (3) Amounts billed to channel partners for Niku products not yet sold through to end-user customers; (4) Amounts billed to customers with extended payments terms which are not yet due; and (5) Amounts billed under monetary NPN arrangements in excess of NPN professional services used by Niku.

     License and service revenue recognized during the year ended January 31, 2000, from arrangements involving nonmonetary exchanges of the Company's products for customer products and services totaled approximately $1,534,000. There were no corresponding cost of revenues related to these transactions. An aggregate of $1,281,000 of equipment and software was acquired for internal use as part of these arrangements, and $1,111,000 of research and development expenses was recorded for the year ended January 31, 2000,

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

relating to NPN professional services for internal use as codevelopment experts. Revenue recognized during the year ended January 31, 2000, from monetary NPN customer arrangements and the arrangement with the application service provider totaled approximately $1,039,000. There were no corresponding cost of revenues relating to these transactions.

  (d) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. As of January 31, 2000 and 1999, cash equivalents consisted principally of a money market account and commercial paper. As defined in the line of credit agreement with a lender, the Company is required to maintain a cash balance with the lender of $6,000,000 through the term of the agreement, October 1, 2000.

  (e) Accounting for Certain Investments in Debt and Equity Securities

     The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains or losses recorded as a component of other cumulative comprehensive income (loss).

  (f) Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The Company believes the reported carrying amounts of its financial instruments approximates fair value based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to the Company on similar debt issues. Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

     The Company sells its products principally to independent professional services organizations, professional service organizations of product companies, internal IT departments and individual professionals. Credit risk is concentrated in North America. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. During the fiscal year ended January 31, 2000, the Company established an allowance for doubtful accounts of $200,000, assumed $2,133,000 of an allowance for doubtful accounts in connection with the purchase of Proamics Corporation and wrote-off $150,000 of uncollectible receivables. As of January 31, 2000, and 1999, the Company has recorded an allowance for doubtful accounts of $2,183,000 and $0, respectively.

  (g) Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

  (h) Goodwill and Other Intangible Assets

     Goodwill and other intangible assets were generated in the acquisition of Alyanza Software Corporation (Alyanza) and Proamics Corporation (Proamics). Such assets are being amortized on a straight-line basis

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

over a three to five year period and consist of goodwill, developed technology, customer lists, and assembled workforce (see Note 3).

  (i) Impairment of Long-Lived Assets

     Niku evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j) Research and Development

     Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

  (k) Advertising Costs

     Niku's policy is to expense advertising costs as incurred. Niku's advertising and promotion expense was $4,325,000 and $0 for the years ended January 31, 2000 and 1999, respectively.

  (l) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (m) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts to be recovered.

  (n) Stock-Based Compensation

     The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28.

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

  (o) Foreign Currency Transactions

     The functional currency for the Company's foreign subsidiaries is the U.S. dollar. Accordingly, such entities remeasure monetary assets and liabilities at exchange rates in effect as of each reporting date while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during each such period, except for depreciation, which is remeasured at historical rates. Remeasurement adjustments and transactions gains and losses are recognized in income in the period of occurrence and have not been significant to date.

  (p) Comprehensive Loss

     The Company did not have any significant components of other comprehensive loss for the years ended January 31, 2000 and 1999.

  (q) Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method and from convertible securities on an "as if converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                               JANUARY 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Shares issuable under stock options........................   4,776     3,474
Shares of restricted stock subject to repurchase...........   2,150       450
Shares issuable pursuant to warrants to purchase redeemable
  convertible preferred stock..............................     630        --
Shares of redeemable convertible preferred stock on an "as
  if converted" basis......................................  47,619    23,143

     The weighted-average exercise price of stock options was $1.03 and $0.08 for options outstanding as of January 31, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of January 31, 2000 and 1999, was $0.84 and $0.10 per share, respectively. The exercise price of warrants was $0.75 for the year ended January 31, 2000.

  (r) Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial position or results of operations. The Company will be required to adopt SFAS No. 133 in fiscal 2002.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

disclosures related to revenue recognition policies. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which outlines the accounting criteria for costs related to the development of web sites. The Company will be required to adopt EITF Issue No. 00-2 in fiscal quarters beginning after June 30, 2000. The Company is in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on its consolidated financial position or results of operations.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 outlines the accounting criteria for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have a material effect on its consolidated financial position or results of operations.

(2) BALANCE SHEET COMPONENTS

  (a) Short-term Investments

     All of the Company's investments are considered available-for-sale securities and consisted of corporate bonds and commercial paper as of January 31, 2000. These investments are carried at amortized cost which approximates fair value. The entire short-term investment balance is due within one year. Short-term investments totaling $19,200,000 are included in cash and cash equivalents at January 31, 2000 as these short-term investments have original maturities of less than 90 days. Realized and unrealized gains and losses for available-for-sale securities were immaterial for all periods presented.

  (b) Property and Equipment

     Property and equipment, net, consisted of the following (in thousands):

                                                               JANUARY 31,
                                                             ---------------
                                                              2000      1999
                                                             -------    ----
Computer equipment and office equipment....................  $ 3,707    $314
Software...................................................    1,848      95
Furniture and fixtures.....................................    1,323      13
Leasehold improvements.....................................    1,113      --
                                                             -------    ----
                                                               7,991     422
Accumulated depreciation and amortization..................   (1,943)    (28)
                                                             -------    ----
                                                             $ 6,048    $394
                                                             =======    ====

     Equipment under capital leases aggregated $1,660,000 and $0 as of January 31, 2000 and 1999, respectively Accumulated amortization on the assets under capital leases aggregated $1,188,000 as of January 31, 2000.

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

  (c) Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                                               JANUARY 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Accrued compensation and related costs......................  $2,465    $--
Other.......................................................  $3,532     17
                                                              ------    ---
                                                              $5,997    $17
                                                              ======    ===

(3) BUSINESS COMBINATIONS

     In December 1998, Niku completed the acquisition of Alyanza, a privately held software company in San Diego, California. Niku issued 524,995 shares of its common stock and paid $135,000 cash for all of Alyanza's outstanding capital stock. In addition, Niku assumed certain liabilities totaling $208,000 and incurred merger-related costs of approximately $38,000. The purchase price of approximately $735,000 was allocated $100,000 to developed technology, $200,000 to assembled workforce, and $435,000 to goodwill.

     On December 8, 1999, Niku completed the acquisition of Proamics, a privately held company in Chicago, Illinois. Niku issued 3,501,938 shares of its common stock and 6,491,203 shares of its Series D redeemable convertible preferred stock for all of Proamics outstanding capital stock. In addition, Niku incurred direct acquisition related costs of approximately $400,000. The purchase price of approximately $50,000,000 was allocated $18,700,000 to developed technology, $1,500,000 to assembled workforce, $2,500,000 to customer lists, and $28,700,000 to goodwill.

     The acquisitions described above were accounted for by the purchase method of accounting for business combinations with the results of operations of the acquired companies included from their respective acquisition dates.

     The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended January 31, 2000 and 1999, with Alyanza's and Proamics' results of operations for the years ended December 31, 1999 and 1998, as if Alyanza and Proamics had been acquired as of February 1, 1998 (in thousands, except per share data):

                                                        YEARS ENDED JANUARY 31,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
Revenues..............................................  $ 19,653      $ 10,960
Net loss..............................................  $(54,135)     $(17,885)
Basic and diluted net loss per share..................  $  (5.70)     $  (2.08)
Shares used in pro forma per share calculation........     9,497         8,604

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results, and do not reflect any synergies that might be achieved from combined operations.

(4) DEBT

     In February 1999, the Company entered into an agreement with a lender for a $3,000,000 loan with an annual interest rate of 12%. As of January 31, 2000, $2,513,000 is outstanding under this loan. The agreement calls for equal monthly payments of principal and interest beginning July 1999 through February 2002. The Company has the option to prepay the loan after 12 months from the loan commencement date with a prepayment penalty of 1% of the then outstanding balance (along with any unpaid accrued interest). The

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

prepayment penalty does not apply if the prepayment is in conjunction with a merger or initial public offering. In connection with the $3,000,000 loan, the Company issued warrants to purchase 600,000 shares of its Series B redeemable convertible preferred stock at an exercisable price of $0.75 per share. The warrant expires the earlier of February 2006, or three years after an initial public offering of the Company's common stock. The fair value of the warrants issued, calculated using the Black-Scholes option pricing model, using $1.10 as the fair value of the underlying redeemable convertible preferred stock and the following weighted-average assumptions: no dividends; contractual life of seven years; risk-free interest rate of 6.00%; expected volatility of 70%, was $510,000. This debt discount will be amortized on a straight-line basis over the term of the loan. As of January 31, 2000, $340,000 of the debt discount remained to be amortized.

     As of January 31, 2000, the aggregate future maturities for fiscal 2001, 2002, and 2003, were $1,128,000, $1,272,000, and $113,000, respectively. This loan is secured by our net tangible assets.

     In September 1999, the Company entered into a revolving line of credit agreement with a lender for a line of credit up to $4,000,000 bearing interest at the prime rate plus 1% (9.5% January 31, 2000) under this line of credit. As of January 31, 2000, the Company has an outstanding principal balance of approximately $3,770,000 under this line of credit. Interest payments are due monthly with the outstanding principal balance due October 1, 2000. At January 31, 2000 the company was in compliance with certain financial covenants requiring that the Company maintain a minimum cash balance of $6,000,000 and a tangible net worth of $9,000,000. This loan is secured by our tangible assets.

     As of January 31, 2000, Niku was indebted to two employees for a total of $500,000. These borrowings are due on demand and bear interest at a rate of 10%.

(5) LEASES AND COMMITMENTS

     In February 1999, the Company entered into a master lease agreement for equipment specifically approved by the lessor up to an aggregate price of $500,000. As of January 31, 2000, the Company had drawn down approximately $284,000 related to this agreement. In conjunction with the agreement, the Company granted the lessor warrants to purchase 30,000 shares of its Series B redeemable convertible preferred stock at an exercise price of $0.75 per share. The warrants expire the earlier of February 2006, or three years after an initial public offering of the Company's common stock. The fair value of the warrants issued, calculated using the Black-Scholes option pricing model, using $1.10 as the fair value of the underlying redeemable convertible preferred stock and the following weighted-average assumptions: no dividends; contractual life of seven years; risk-free interest rate of 6.00%; expected volatility of 70%, was not material. In conjunction with the acquisition of Proamics, the Company has assumed capital lease commitments related to purchased property and equipment.

     The Company leases office facilities and certain equipment under noncancelable operating leases. The Company's rent expense was $1,081,000 and $79,000 for the years ended January 31, 2000 and 1999, respectively.

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

     Future minimum annual lease payments as of January 31, 2000, is as follows (in thousands):

                                                           CAPITAL    OPERATING
                 YEARS ENDED JANUARY 31,                   LEASES      LEASES
                 -----------------------                   -------    ---------
  2001...................................................  $  596      $ 1,339
  2002...................................................     467        2,333
  2003...................................................      39        2,418
  2004...................................................      --        2,421
  2005...................................................      --        2,270
  Thereafter.............................................      --        1,523
                                                           ------      -------
  Total minimum lease payments...........................   1,102      $12,304
                                                                       =======
  Less amount representing interest......................     100
                                                           ------
  Present value of minimum lease payments................   1,002
  Less current portion...................................     492
                                                           ------
  Capital lease obligation, less current portion.........  $  510
                                                           ======

     The Company has entered into certain strategic relationships with its NPN customers, an application service provider, and CNET. As part of these arrangements the Company has committed to pay these entities for services amounts aggregating up to $4,013,000 and $952,000 for fiscal 2001 and 2002, respectively.

(6) STOCKHOLDERS' EQUITY

  (a) Redeemable Convertible Preferred Stock and Warrants

     In January 1998, the Company sold a total of 10,000,000 shares of Series F redeemable convertible preferred stock for net proceeds of approximately $493,000. In February, April, and May 1998, the Company sold a total of 5,142,851 shares of Series A redeemable convertible preferred stock for net proceeds of approximately $1,791,000. In October, November, and December 1998, the Company sold a total of 7,999,992 shares of Series B redeemable convertible preferred stock for net proceeds of approximately $5,975,000. In February 1999, the Company issued warrants to purchase 630,000 shares of Series B redeemable convertible preferred stock. These warrants were valued at $510,000 using the Black-Scholes option pricing model (see Note 4). In May 1999, the Company sold a total of 9,987,439 shares of Series C redeemable convertible preferred stock for net proceeds of approximately $19,811,000. In November 1999, the Company sold 7,998,012 shares of Series D redeemable convertible preferred stock for net proceeds of approximately $39,883,000. In December 1999, the Company issued 6,491,203 shares of Series D redeemable convertible preferred stock valued at approximately $32,456,000 in connection with its acquisition of Proamics (see
Note 3).

     Redeemable convertible preferred stock outstanding as of January 31, 2000, is as follows:

                                                       SHARES
                                         SHARES      ISSUED AND       CARRYING
                                       DESIGNATED    OUTSTANDING       VALUE
                                       ----------    -----------    ------------
Series F.............................  10,000,000    10,000,000     $    493,000
Series A.............................   5,142,851     5,142,851        1,791,000
Series B.............................   8,629,992     7,999,992        5,975,000
Series C.............................   9,987,439     9,987,439       19,811,000
Series D.............................  18,150,000    14,489,215       72,339,000
                                       ----------    ----------     ------------
                                       51,910,282    47,619,497     $100,409,000
                                       ==========    ==========     ============

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

     The Company has warrants to purchase 630,000 shares of Series B redeemable convertible preferred stock outstanding as of January 31, 2000, with a carrying value of $510,000 (see Notes 4 and 5).

     The rights, preferences, and privileges of the holders of Series F, A, B, C, and D redeemable convertible preferred stock are as follows:

     - Dividends are noncumulative and payable only upon declaration by the Company's Board of Directors at a rate of $0.0025, $0.0175, $0.0375, $0.10, and $0.25 per share for Series F, A, B, C, and D redeemable convertible preferred stock, respectively.

     - Holders of Series F, A, and B redeemable convertible preferred stock have a liquidation preference of $0.05, $0.35, and $0.75, respectively, plus any declared but unpaid dividends, over holders of common stock. Holders of Series C redeemable convertible preferred stock have a liquidation preference of $2.50 per share through the first anniversary date of the issuance, $3.125 per share through the second anniversary date of the issuance, and $3.91 per share through the third anniversary date of the issuance, plus any declared but unpaid dividends, over holders of common stock. Holders of Series D redeemable convertible preferred stock have a liquidation preference of $6.25 per share through the first anniversary date of issuance, $7.8125 per share through the second anniversary date of issuance, and $9.80 per share through the third anniversary date of the issuance, plus any declared but unpaid dividends over the holder's common stock

     - Each share of Series F, A, B, C, and D convertible preferred stock is convertible at any time into one share of common stock subject to certain antidilution provisions.

     - Each holder of convertible preferred stock has voting rights equal to the number of shares of common stock into which such shares could be converted.

     - At any time after May 13, 2006, upon notification by not less than two-thirds of the holders of the Series C redeemable convertible preferred stock, and Series D redeemable convertible preferred stock, the Company must redeem all of the outstanding redeemable convertible preferred stock in four equal installments beginning on the first anniversary of the date of redemption by paying in cash a sum per share equal to the original issuance price plus declared but unpaid dividends.

  (b) Stock Plans

     The Company is authorized to issue up to 8,000,000 shares of common stock in connection with its 1998 stock option plan (1998 Plan) to directors, employees, and consultants. The Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

     The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's repurchase right lapses at a rate determined by the stock plan administrator, but at a minimum rate of 20% per year. Through January 31, 2000, the Company has issued 3,098,750 shares under restricted stock purchase agreements, of which 515,625 shares have been repurchased and 2,149,584 shares are subject to repurchase at a weighted-average price of $0.84 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 4.77% to 6.11% and terms of four years.

     Under the 1998 Plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

     Under the 1998 Plan, options generally expire in 10 years. However, the term of the options may be limited to 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a 5-year period.

     As of January 31, 2000, there were no additional shares available for grant under the 1998 stock option plan.

     During the fourth quarter of the fiscal year ended January 31, 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The Company has reserved 6,000,000 shares of common stock for issuance under the 2000 Plan. Shares under the 1998 Plan that are not issued or subject to outstanding options at the date the 2000 Plan is effective will no longer be available under the 1998 Plan and will become available for grant under the 2000 Plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Plan will increase automatically by a number of shares equal to 5% of the outstanding shares on December 31 of the preceding year. The 2000 Plan will terminate 10 years from the date the Company's Board of Directors approved the plan.

     Under the 2000 Plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

     Under the 2000 Plan, options generally expire in 10 years. However, the term of the options may be limited to 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a 4-year period.

     During the fourth quarter of the fiscal year ended January 31, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (Purchase Plan) and reserved a total of 1,000,000 shares of the Company's common stock for issuance under the Purchase Plan. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan will increase automatically by a number of shares equal to 1% of the total outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 10,000,000 shares. Generally, the offering period is 24 months in length. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock at the beginning of the applicable offering period or the end of the applicable purchase period.

  (c) Stock-based Compensation

     The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through January 31, 2000. With respect to the stock options granted and restricted stock sold from January 31, 1998 to January 31, 2000, the Company recorded deferred stock compensation of

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

$25,733,000 for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four to five years, consistent with the method described in FASB Interpretation No.
28. Amortization of the January 31, 2000 balance of deferred stock-based compensation for the fiscal years ended 2001, 2002, 2003, and 2004, would approximate $11,370,000, $4,524,000, $1,637,000, and $214,000, respectively.

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to nonemployees, relates to the following items in the accompanying consolidated statements of operations (in thousands):

                                                          YEARS ENDED JANUARY 31,
                                                          -----------------------
                                                             2000         1999
                                                          ----------    ---------
Cost of revenues........................................   $     69      $    --
Sales and marketing.....................................      5,205           56
Research and development................................      3,155           90
General and administrative..............................        585           99
                                                           --------      -------
          Total.........................................   $  9,014      $   245
                                                           ========      =======

     Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss (in thousands) and basic and diluted net loss per share would have been as follows:

                                                          YEARS ENDED JANUARY 31,
                                                          -----------------------
                                                             2000         1999
                                                          ----------    ---------
Net loss:
  As reported...........................................   $(36,487)     $(3,020)
  Pro forma.............................................    (36,838)      (3,031)
Basic and diluted net loss per share:
  As reported...........................................   $  (5.61)     $ (0.62)
  Pro forma.............................................      (5.66)       (0.62)

     The fair value of each option was estimated on the date of grant using the minimum-value method with the following weighted-average assumptions: no dividends; expected life of 4 years; and risk-free interest rate of 5.95% and 4.97% for the years ended January 31, 2000 and 1999, respectively.

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

     A summary of the status of the Company's options under the Plans, is as follows:

                                                                 YEARS ENDED JANUARY 31,
                                                      ----------------------------------------------
                                                               2000                    1999
                                                      ----------------------   ---------------------
                                                                   WEIGHTED-               WEIGHTED-
                                                                    AVERAGE                 AVERAGE
                                                                   EXERCISE                EXERCISE
                                                        SHARES       PRICE      SHARES       PRICE
                                                      ----------   ---------   ---------   ---------
Outstanding at beginning of year....................   3,473,500     $0.08            --     $  --
Granted.............................................   3,575,960      1.42     4,277,000      0.08
Canceled............................................    (464,830)     0.18      (181,000)     0.10
Exercised...........................................  (1,808,816)     0.20      (622,500)     0.08
                                                      ----------               ---------
Outstanding at end of year..........................   4,775,814      1.03     3,473,500      0.08
                                                      ==========               =========
Options exercisable at end of year..................     516,379      1.62       893,249      0.10
                                                      ==========               =========
Weighted-average fair value of options granted
  during the year with exercise prices equal to fair
  value at date of grant............................          --        --     1,512,500      0.02
Weighted-average fair value of options granted
  during the year with exercise prices less than
  fair value at date of grant.......................   3,575,960      5.31     2,764,500      0.73

     As of January 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:

                                  OPTIONS OUTSTANDING
                          -----------------------------------
                                       WEIGHTED-                OPTIONS EXERCISABLE
                                        AVERAGE                 -------------------
                                       REMAINING    WEIGHTED-             WEIGHTED-
                           NUMBER     CONTRACTUAL    AVERAGE    NUMBER     AVERAGE
                             OF          LIFE       EXERCISE      OF      EXERCISE
RANGE OF EXERCISE PRICES   SHARES       (YEARS)       PRICE     SHARES      PRICE
------------------------  ---------   -----------   ---------   -------   ---------
         $0.01              382,292       7.94        $0.01          --     $  --
         $0.10            1,195,652       8.63         0.10     238,689      0.10
         $0.25            1,138,000       9.35         0.25       6,250      0.25
         $1.00              874,050      10.00         1.00          --        --
     $2.98 - 3.50         1,185,820      10.00         3.05     271,440      2.98
                          ---------                             -------
                          4,775,814                    1.03     516,379      1.62
                          =========                             =======

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

(7) INCOME TAXES

     The differences between the income tax expense (benefit) computed at the federal statutory rate and the Company's tax provision for all periods presented primarily relate to net operating losses, amortization of goodwill, and stock-based compensation not benefited.

     The individual components of the Company's deferred tax assets are as follows (in thousands):

                                                              JANUARY 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Net operating loss carryovers and credit carry
  fowards...............................................  $ 12,438    $ 1,200
Property and equipment..................................     1,076         --
Accurals and reserves...................................     1,039         --
Deferred stock compensation.............................       814         --
                                                          --------    -------
          Total deferred tax assets.....................    15,367      1,200
Valuation allowance.....................................   (15,367)    (1,200)
                                                          --------    -------
          Net deferred tax assets.......................  $     --    $    --
                                                          ========    =======

     The net changes in the valuation allowance for the years ended January 31, 2000 and 1999, were increases of $14,167,000 and $1,200,000, respectively. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets and, accordingly, a valuation allowance has been established against the net deferred tax assets.

     As of January 31, 2000 the Company had approximately $29,000,000 of net operating loss carryforwards for both federal and state purposes available to offset taxable income in future years. The federal net operating loss carryforwards expire if not utilized by 2018 and the state net operating loss carryforwards expire if not utilized by 2006. In addition, the company had approximately $480,000 and $370,000 of tax credit carryforwards for increased research expenditures for federal and state purposes, respectively. The federal increased research credits expire if not utilized by 2018 and the state increased research credit can be carried over indefinitely. The Company also had approximately $43,000 of manufacturer's investment credit carryforward for state purpose, which may expire if not utilized by 2009.

     Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

(8) SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

     During 1999 the Company adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

     The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

operations and the Company has no significant foreign operations. Therefore, the Company operates in a single operating segment: Internet software. Disaggregated information is as follows (in thousands):

                                                               YEARS ENDED
                                                               JANUARY 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Revenues:
  License...................................................  $5,480    $--
Services:
  Consulting................................................   2,182     15
  Maintenance...............................................     391     --
Marketplace.................................................     104     --
                                                              ------    ---
                                                              $8,157    $15
                                                              ======    ===

     Significant customer information is as follows:

                                                                PERCENT OF
                                                              TOTAL REVENUE
                                                               JANUARY 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Customer A..................................................    --      100%

     For the year ended January 31, 2000, 14% of the Company's total revenue were from customers with an officer and/or director serving as a board member of the Company.

     For the years ended January 31, 2000 and 1999, revenues generated from and assets of international operations were not significant.

(9) SUBSEQUENT EVENTS

  (a) Acquisition of Legal Anywhere

     During the first quarter of fiscal 2001, the Company acquired Legal Anywhere, Inc. (Legal Anywhere), a privately-held company in Portland, Oregon. Legal Anywhere provides Internet-based "collaborative tools" to law firms and corporate legal departments. Niku issued 853,689 shares of its common stock for all of Legal Anywhere's outstanding capital stock and assumed all outstanding Legal Anywhere stock options. The transaction is to be accounted for as a purchase. The approximately $21,000,000 purchase price will be allocated to acquired net tangible and intangible assets and goodwill.

  (b) Deferred Stock Compensation

     During the period from February 1, 2000 to February 21, 2000, the Company will record additional deferred stock compensation of approximately $23,746,000 related to approximately 2,305,500 stock options granted during that period. Amortization of total deferred stock compensation recorded through February 21, 2000, will be approximately $26,000,000, $10,100,000, $4,300,000 and $1,100,000
to be amortized during fiscal 2001, 2002, 2003, and 2004, respectively.

  (c) Initial Public Offering

     On February 28, 2000, the Company completed an initial public offering
(IPO) of 9,200,000 shares (including over-allotment option exercised by the underwriters) of its common stock for net proceeds of approximately $203,000,000. Prior to the completion of the IPO, the holder of 630,000 warrants elected to exercise the warrants and receive a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 610,312 shares of Series B redeemable convertible preferred stock. Upon the

                       NIKU CORPORATION AND SUBSIDIARIES

                           JANUARY 31, 2000 AND 1999

completion of the IPO, all outstanding shares of redeemable convertible preferred stock were converted to common stock on a one-for-one basis. In connection with the IPO, the Company increased the number of authorized shares of common stock to 250,000,000 shares.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   JANUARY 31,    OCTOBER 31,    JULY 31,    APRIL 30,
                                                      2000           1999          1999        1999
                                                   -----------    -----------    --------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................................   $  5,181        $ 2,016      $   587      $   373
                                                    --------        -------      -------      -------
Cost of revenues.................................      2,017            327          187           89
                                                    --------        -------      -------      -------
Gross profit.....................................      3,164          1,689          400          284
                                                    --------        -------      -------      -------
Operating expense:
  Sales and marketing............................      9,538          3,156        2,019          808
  Research and development.......................      4,858          2,748        2,226        1,088
  General and administrative.....................      2,900          1,048          464          325
  Stock-based compensation.......................      6,996          1,109          596          313
  Amortization of goodwill and other intangible
     assets......................................      2,197             62           61           61
                                                    --------        -------      -------      -------
          Total operating expenses...............     26,489          8,123        5,366        2,595
                                                    --------        -------      -------      -------
Operating loss...................................    (23,325)        (6,434)      (4,966)      (2,311)
Interest and other income, net...................        371             96          127          (45)
                                                    --------        -------      -------      -------
Net loss.........................................   $(22,954)       $(6,338)     $(4,839)     $(2,356)
                                                    ========        =======      =======      =======
Basic and diluted net loss per share.............   $  (2.72)       $ (1.04)     $ (0.82)     $ (0.42)
                                                    ========        =======      =======      =======
Shares used in computing basic and diluted
  net loss per share.............................      8,433          6,089        5,879        5,639
                                                    ========        =======      =======      =======

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   JANUARY 31,    OCTOBER 31,    JULY 31,    APRIL 30,
                                                      1999           1998          1998        1998
                                                   -----------    -----------    --------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................................    $    15        $    --      $    --      $    --
                                                     -------        -------      -------      -------
Cost of revenues.................................          4             --           --           --
                                                     -------        -------      -------      -------
Gross profit.....................................         11             --           --           --
                                                     -------        -------      -------      -------
Operating expense:
  Sales and marketing............................        215             59           14            2
  Research and development.......................        761            403          316          130
  General and administrative.....................        276            240          212          268
  Stock-based compensation.......................        168             77           --           --
  Amortization of goodwill and other intangible
     assets......................................         20             --           --           --
                                                     -------        -------      -------      -------
          Total operating expenses...............      1,440            779          542          400
Operating loss...................................     (1,429)          (779)        (542)        (400)
                                                     -------        -------      -------      -------
Interest and other income, net...................         74             25           16           15
Net loss.........................................    $(1,355)       $  (754)     $  (526)     $  (385)
                                                     =======        =======      =======      =======
Basic and diluted net loss per share.............    $ (0.26)       $ (0.16)     $ (0.11)     $ (0.08)
                                                     =======        =======      =======      =======
Shares used in computing basic and diluted
  net loss per share.............................      5,143          4,833        4,833        4,748
                                                     =======        =======      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors and their ages as of March 31, 2000 are as follows:

                        NAME                   AGE                       POSITION
                        ----                   ---                       --------
        Farzad Dibachi.......................  36    Chief Executive Officer and Chairman of the
                                                     Board
        Joshua Pickus........................  39    President, Vertical Markets
        Mark Nelson..........................  40    Chief Financial Officer
        Rhonda Dibachi.......................  38    Senior Vice President of Development
        Kenneth Johnson......................  43    Senior Vice President of Sales
        Harold Slawik........................  40    Senior Vice President of Corporate Development
        John Danforth........................  42    Senior Vice President and General Counsel
        Michael Brooks.......................  55    Director
        John Chen............................  44    Director
        Terence Garnett......................  42    Director
        Frank Gill...........................  56    Director
        William Raduchel.....................  53    Director
        Maynard Webb.........................  44    Director

     Farzad Dibachi has served as the chief executive officer and chairman of the board of directors of Niku since he co-founded Niku in January 1998. Before co-founding Niku, from October 1995 to August 1997, Mr. Dibachi was a co-founder and the president and chief executive officer of Diba, Inc., an information appliance software company, until it was sold to Sun Microsystems, Inc. in August 1997. From June 1994 to November 1995, he served as senior vice president, new media division for Oracle Corporation, a database company. From June 1993 to June 1994, he was vice president, marketing for Oracle's tools division and senior director of product development in Oracle's desktop products division. Mr. Dibachi holds a B.S. in mechanical engineering and a B.A. in computer science from San Jose State University. Mr. Dibachi is married to Rhonda Dibachi, senior vice president of development of Niku.

     Joshua Pickus has served as president, vertical markets of Niku since November 1999. Before joining Niku, from April 1999 to November 1999, Mr. Pickus was a general partner of the Spinnaker Crossover Fund of Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Prior to joining Venture Law Group, Mr. Pickus was a partner at Morrison & Foerster, an international law firm. Mr. Pickus holds an A.B. from Princeton University and a J.D. from the University of Chicago Law School.

     Mark Nelson has served as the chief financial officer of Niku since August 1999. Before joining Niku, from May 1998 to August 1999, Mr. Nelson was the vice president, finance and corporate controller at Synopsys, Inc., a software company. From June 1995 to May 1998, he served as corporate controller and chief accounting officer at Plantronics, Inc., a telecommunications equipment manufacturer. From September 1991 to June 1995, he held several director level positions at Conner Peripherals, Inc., a disk drive manufacturer, most recently serving as group controller from July 1994 to June 1995. Mr. Nelson holds a B.A. in accounting from Michigan State University and is a certified public accountant.

     John Danforth has served as the senior vice president and general counsel of Niku since February 2000. Prior to joining Niku, Mr. Danforth served as vice president and general counsel for Creative Labs Inc., a subsidiary of Creative Technology Ltd. Prior to Creative Labs, Mr. Danforth was a partner with Morrison & Foerster. Mr. Danforth holds a bachelor's degree with honors from Yale College and a J.D. with honors from Columbia Law School, after which he served as a law clerk for Judge Dorothy Nelson of the United States Ninth Circuit Court of Appeals. He is a member of the bar in California and New York.

     Rhonda Dibachi has served as the senior vice president of development of Niku since May 1998. Before joining Niku, from October 1997 to April 1998, Ms. Dibachi was the director of quality assurance at Webvan Group, Inc., an Internet-based retailer of groceries. From July 1996 to October 1997, Ms. Dibachi served as a software testing consultant at Software Development Technologies, a software technology company. From September 1989 to May 1996, she worked at the applications division of Oracle where she held a number of positions, including development manager, architect and director of testing. Ms. Dibachi holds a B.S. in nuclear engineering from Northwestern University and an M.B.A. from Santa Clara University. Ms. Dibachi is married to Farzad Dibachi, chief executive officer and chairman of the board of directors of Niku, and is the sister-in-law of Harold Slawik, senior vice president of corporate development of Niku.

     Kenneth Johnson has served as the senior vice president of sales of Niku since January 1999. Before joining Niku, from May 1995 to December 1998, Mr. Johnson held various positions at Baan Company N.V., a software company, most recently serving as vice president, electronics industry and western region from July 1998 to December 1998. From May 1994 to April 1995, Mr. Johnson was a sales executive at Ramco Systems Corporation, an India-based start-up company. Prior to joining Ramco Systems, Mr. Johnson was a sales executive at SAP America, Inc., a software company. Mr. Johnson holds a B.S. in biochemistry from California Polytechnic State University in San Luis Obispo.

     Harold Slawik has served as the senior vice president of corporate development of Niku since he co-founded Niku in February 1998. Before co-founding Niku, from August 1997 to February 1998, Mr. Slawik served as associate general counsel at Sun Microsystems, Inc., a software technology company. From June 1996 to August 1997, he was vice president and general counsel at Diba. From July 1995 to April 1996, he served as associate general counsel at Ensodex, Inc., a software development company. From February 1990 to July 1995, Mr. Slawik was an attorney in private practice in St. Paul, Minnesota. Mr. Slawik holds a B.A. in philosophy from the University of St. Thomas and a J.D. from William Mitchell College of Law. Mr. Slawik is the brother-in-law of Rhonda Dibachi, senior vice president of development of Niku.

     Michael Brooks has been a director of Niku since May 1999. Mr. Brooks has been a partner of J.H. Whitney & Co., a venture capital firm, since January 1985. He also serves as a director of Media Metrix, Inc., SunGard Data Systems Inc., USinternetworking, Inc., and several other private companies. Mr. Brooks holds a B.A. in history from Yale College and an M.B.A. from Harvard Business School.

     John Chen has been a director of Niku since March 1998. Mr. Chen is the president, chief executive officer, and chairman of the board of Sybase, a database company. He has served as chief executive officer and chairman of the board since November 1998 and as president and a director since August 1997. Mr. Chen served as co-chief executive officer between February 1998 and November 1998 and as chief operating officer between August 1997 and February 1998. Before joining Sybase, Mr. Chen served between March 1995 and July 1997 as the president of the open enterprise computing division of Siemens Nixdorf, a computer and electronics company, and as chief executive officer and chairman of the Siemens Pyramid subsidiary of Siemens Nixdorf. Mr. Chen holds a B.S. in electrical engineering from Brown University and a M.S. in electrical engineering from the California Institute of Technology.

     Terence Garnett has been a director of Niku since February 1998. Mr. Garnett has been a managing director of Garnett Capital since January 2000. Before joining Garnett Capital, from April 1995 to December 1999, Mr. Garnett was a venture partner of Venrock Associates, a venture capital firm. From August 1994 to April 1995, Mr. Garnett was a private investor. From October 1991 to August 1994, he was senior vice president of worldwide marketing and business development and senior vice president of the new media division at Oracle. He also serves as a director of Neoforma.com, Inc., CrossWorlds Software, Inc. and several other private companies. Mr. Garnett holds a B.S. from the University of California, Berkeley and an M.B.A. from Stanford Graduate School of Business. Mr. Garnett is the brother-in-law of Angelina Schutz, our vice president of business development.

     Frank Gill has been a director of Niku since March 2000. Mr. Gill is a 23 year veteran of Intel Corporation where he was executive vice president until retirement in 1998. While at Intel, he led the Sales and Marketing Group until 1990, the System Group until 1995, and the Internet and Communications Group until 1998. Mr. Gill currently is a private investor and serves as a director of Inktomi Inc, Tektronix Inc, and several private technology companies. He holds a BSEE from the University of California at Davis.

     William Raduchel has been a director of Niku since January 1999. Mr. Raduchel has been the senior vice president and chief technology officer of America Online, Inc. since September 1999. From January 1998 to September 1999, he was the chief strategy officer at Sun Microsystems. From July 1991 to January 1998, he served variously as vice president of corporate planning and development, chief financial officer, acting vice president of human resources and chief information officer at Sun Microsystems. Mr. Raduchel also serves as a director of MIH Limited, OpenTV, Inc. and Chordiant Software Inc. Mr. Raduchel holds a B.A. in economics from Michigan State University and a M.A. and Ph.D. in economics from Harvard University.

     Maynard Webb has been a director of Niku since April 1998. Mr. Webb has been the president of eBay Technology, a division of eBay Inc., an Internet-based auction company, since August 1999. Before joining eBay, he was senior vice president and chief information officer at Gateway 2000 Inc., a computer company, from July 1998 to August 1999. From April 1995 to July 1998, he was vice president and chief information officer at Bay Networks, Inc., a network equipment provider. Mr. Webb also serves as a director of Extensity, Inc. and FusionOne. Mr. Webb holds a B.A. in criminal justice from Florida Atlantic University.

BOARD COMPOSITION

     Our bylaws currently provide for a board of directors consisting of six members. The term of each of our current directors will expire at the next annual meeting of stockholders. Following this offering, the board will consist of six directors divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. The Class I directors, initially Messrs. Brooks and Dibachi, will stand for reelection or election at the 2001 annual meeting of stockholders. The Class II directors, initially Messrs. Raduchel and Webb, will stand for reelection at the 2002 annual meeting of stockholders. The Class III directors, initially Messrs. Chen and Garnett, will stand for reelection or election at the 2003 annual meeting of stockholders. Messrs. Garnett and Brooks serve on the board of directors under the terms of a voting agreement among us and some of our principal stockholders. This voting agreement terminated upon completion of our initial public offering.

BOARD COMMITTEES

     Our board of directors has a compensation committee and an audit committee. Following this offering, our board of directors will also have a transaction committee.

     Compensation Committee. The current members of our compensation committee are Messrs. Chen and Webb. The compensation committee reviews and makes recommendations to our board concerning salaries and incentive compensation for our officers. The compensation committee also administers our stock plans.

     Audit Committee. The current members of our audit committee are Messrs. Brooks, Garnett and Raduchel. Our audit committee reviews and monitors our financial statements and accounting practices, makes recommendations to our board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors.

     Transaction Committee. Following this offering, the members of our transaction committee will be Messrs. Dibachi and Garnett. Subject to certain limitations, our transaction committee will review and authorize acquisitions of or mergers with other companies, investments in other companies or businesses, the incurrence of debt, bank financing or equipment lease financing and other financing transactions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the compensation committee has at any time since our formation been an officer or employee of ours. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee. Prior to the creation of our compensation committee, all compensation decisions were made by our full board. Mr. Dibachi did not participate in discussions by our board with respect to his compensation.

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending board and board committee meetings. In March 1998, we granted options to purchase 100,000 shares of our common stock to Mr. Chen at an exercise price of $0.10 per share. In April 1998, we granted options to purchase 100,000 shares of our common stock to Maynard Webb at an exercise price of $0.10 per share. In January 1999, we granted options to purchase 100,000 shares of our common stock to William Raduchel at an exercise price of $0.10 per share.

     Members of the board who are not employees of Niku, or any parent, subsidiary or affiliate of Niku, will be eligible to participate in the 2000 Equity Incentive Plan. The option grants under the plan are automatic and nondiscretionary, and the exercise price of the options is the fair market value of the common stock on the date of grant.

     Each non-employee director who becomes a member of the board on or after the effective date of the registration statement of which this annual report forms a part, will be granted an option to purchase 50,000 shares of our common stock. Also, each eligible director who became a member of the board prior to the effective date of the registration statement for our initial public offering and who did not receive an option grant will receive an option to purchase 50,000 shares of our common stock. Immediately following each annual meeting of our stockholders, each eligible director will automatically be granted an additional option to purchase 25,000 shares of our common stock if the director has served continuously as a member of the board since the date of the prior annual meeting. All options to be granted to each eligible director will have an exercise price equal to the fair market value of our common stock on the date of grant. The board of directors may make discretionary supplemental grants to an eligible director who has served for less than one year from the date of such director's initial grant, provided that no director may receive options to purchase more than 75,000 shares of our common stock in any calendar year. The options have 10 year terms, and will terminate three months following the date the director ceases to be a director or a consultant or 12 months if the termination is due to death or disability. All options granted under the directors plan will become exercisable over a three-year period at a rate of 2.778% per month so long as he or she continues as a member of the board or as a consultant. In the event of our dissolution or liquidation or a "change in control" transaction, options granted under the plan will become 100% vested and exercisable in full.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table presents compensation information for our fiscal year ended January 29, 2000 paid or accrued by our chief executive officer and each of our other executive officers. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constituted less than 10% of the total annual salary and bonus of each of the named executive officers in the fiscal year ended January 29, 2000. Mr. Pickus joined us in November 1999 at an annual base salary of $300,000. Mr. Nelson joined us in August 1999 at an annual base salary of $200,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                          ANNUAL COMPENSATION                COMPENSATION AWARDS
                                  ------------------------------------    --------------------------
                                                           ALL OTHER       RESTRICTED     SECURITIES
                                                             ANNUAL          STOCK        UNDERLYING
  NAME AND PRINCIPAL POSITIONS     SALARY      BONUS      COMPENSATION       AWARDS        OPTIONS
  ----------------------------    --------    --------    ------------    ------------    ----------
Farzad Dibachi..................  $180,000    $180,000        --                  --         --
  Chief Executive Officer
Joshua Pickus...................    75,000      25,000        --           1,250,000(1)      --
  President, Vertical Markets
Mark Nelson.....................    93,974      45,000        --             350,000(2)      --
  Chief Financial Officer
Rhonda Dibachi..................   173,333     100,000        --                  --         --
  Senior Vice President of
  Development
Kenneth Johnson.................   200,000     200,000        --             250,000(3)      --
  Senior Vice President of Sales
Harold Slawik...................   173,333     100,000        --                  --         --
  Senior Vice President of
  Corporate Development

---------------
(1) In November 1999, Mr. Pickus purchased 1,250,000 shares of our restricted common stock at $1.00 per share. These shares are subject to our right of repurchase that lapses as to 33.33% of the shares upon the first anniversary of the grant date and as to 2.77% of the shares each month after that time. Our right of repurchase lapses as to all of these shares in the event of a change of control.

(2) In November 1999, Mr. Nelson purchased 350,000 shares of our restricted common stock at $1.00 per share. These shares are subject to our right of repurchase that lapses as to 25% of the shares upon the first anniversary of the grant date and as to 2.083% of the shares each month after that time. Our right of repurchase lapses as to all of these shares in the event of a change of control.

(3) In March 1999, Mr. Johnson purchased 250,000 shares of our restricted common stock at $0.10 per share. These shares are subject to our right of repurchase that lapses as to 25% of the shares upon the first anniversary of the grant date and as to 2.083% of the shares each month after that time.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     During the fiscal year ended January 29, 2000, we did not grant any stock options to our chief executive officer or our other executive officers.

     AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED JANUARY 29, 2000
                     AND OPTION VALUES AT JANUARY 29, 2000

     The following table presents the number of shares acquired and the value realized upon exercise of stock options during the fiscal year ended January 29, 2000 and the number of shares of our common stock subject to "exercisable" and "unexercisable" stock options held as of January 29, 2000 by our chief executive officer and each of our other executive officers. Also presented are values of "in-the-money" options, which represent the positive difference between the exercise price of each outstanding stock option and the initial public offering price of $24.00 per share.

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                     NUMBER OF                        OPTIONS AT               IN-THE-MONEY OPTIONS
                                      SHARES                       JANUARY 29, 2000             AT JANUARY 29, 2000
                                    ACQUIRED ON     VALUE     ---------------------------   ---------------------------
               NAME                  EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
               ----                 -----------   ---------   -----------   -------------   -----------   -------------
Farzad Dibachi....................         --      $    --          --              --       $     --      $       --
Joshua Pickus.....................         --           --          --              --             --              --
Mark Nelson.......................         --           --          --              --             --              --
Rhonda Dibachi....................         --           --          --              --             --              --
Kenneth Johnson...................         --           --          --              --             --              --
Harold Slawik.....................    167,708       40,250       7,292         175,000        174,935       4,198,250

EMPLOYEE BENEFIT PLANS

     1998 Stock Plan. As of January 29, 2000, options to purchase 4,921,236 shares of our common stock were outstanding under our 1998 Stock Plan and 647,148 shares of our common stock remained available for issuance upon the exercise of options that may be granted in the future. The options outstanding includes options to purchase shares of Legal Anywhere common stock representing options to purchase up to 141,282 shares of our common stock, which were assumed in connection with our acquisition of Legal Anywhere in the first quarter of fiscal 2001. The options outstanding as of January 29, 2000 had a weighted average exercise price of $1.03 per share. Our 1998 Stock Plan terminated upon our initial public offering, at which time, our 2000 Equity Incentive Plan will become effective. As a result, no options will be granted under our 1998 Stock Plan. However, termination will not affect outstanding options, all of which will remain outstanding and subject to our 1998 Stock Plan and stock option agreements until exercise or until they terminate or expire by their terms. Options granted under our 1998 Stock Plan are subject to terms substantially similar to those described below with respect to options granted under our 2000 Equity Incentive Plan.

     2000 Equity Incentive Plan. Our 2000 Equity Incentive Plan became effective on the date of our initial public offering and is the successor to our 1998 Stock Plan. We have reserved 6,000,000 shares of our common stock to be issued under this plan. In addition, shares available for grant under the 1998 Stock Plan on the date of our initial public offering and any shares issued under the 1998 Stock Plan that are forfeited or repurchased by us or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for grant and issuance under our 2000 Equity Incentive Plan. Shares will again be available for grant and issuance under our 2000 Equity Incentive Plan that:

     - are subject to issuance upon exercise of an option granted under our 2000 Equity Incentive Plan that cease to be subject to the option for any reason other than exercise of the option;

     - have been issued upon the exercise of an option granted under our 2000 Equity Incentive Plan that are subsequently forfeited or repurchased by us at the original purchase price;

     - are subject to an award granted pursuant to a restricted stock purchase agreement under our 2000 Equity Incentive Plan that are subsequently forfeited or repurchased by us at the original issue price; or

     - are subject to stock bonuses granted under our 2000 Equity Incentive Plan that terminate without shares being issued.

     On each January 1, the aggregate number of shares reserved for issuance under our 2000 Equity Incentive Plan will increase automatically by a number of shares equal to 5% of our outstanding shares on December 31 of the preceding year.

     Our 2000 Equity Incentive Plan will terminate 10 years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors. The plan authorizes the award of options, restricted stock awards and stock bonuses. No person is eligible to receive more than 2,000,000 shares in any calendar year under the plan other than a new employee of Niku, who is eligible to receive up to 2,500,000 shares in the calendar year in which the employee commences employment.

     Our 2000 Equity Incentive Plan is administered by our board of directors. The board has the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan. Also, our non-employee directors are entitled to receive automatic annual grants of options to purchase shares of our common stock, as described under "Management -- Director Compensation."

     Our 2000 Equity Incentive Plan will provide for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to employees of Niku or of a parent or subsidiary of Niku. All other awards other than incentive stock options may be granted to employees, officers, directors and consultants of Niku or any parent or subsidiary of Niku, provided the consultants render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of our common stock on the date of grant.

     Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to our right of repurchase that lapses as the shares vest. In general, options will vest over a four-year period. The maximum term of options granted under our 2000 Equity Incentive Plan is 10 years.

     Awards granted under our 2000 Equity Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution. They may be exercised during the lifetime of the optionee only by the optionee. The compensation committee may determine otherwise and provide for these provisions in the award agreement, but only with respect to awards that are not incentive stock options. Options granted under our 2000 Equity Incentive Plan generally may be exercised for a period of time after the termination of the optionee's service to Niku or a parent or subsidiary of Niku. Options will generally terminate immediately upon termination of employment for cause.

     The purchase price for restricted stock will be determined by our compensation committee. Stock bonuses may be issued for past services or may be awarded upon the completion of certain services or performance goals.

     If we dissolve or liquidate or have a "change in control" transaction, the vesting of all outstanding awards will accelerate as to an additional 25% of the shares that are unvested on the date of the change in control, and thereafter all outstanding awards will continue to vest in equal monthly installments over the remaining original vesting term as set forth in the award agreement. In the discretion of the compensation committee, the vesting of these awards may be further accelerated upon one of these transactions.

     2000 Employee Stock Purchase Plan. Our 2000 Employee Stock Purchase Plan became effective on our public offering. We have initially reserved 1,000,000 shares of our common stock under this plan. On each

January 1, the aggregate number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan will increase automatically by a number of shares equal to 1% of our outstanding shares on December 31 of the preceding year. Our board of directors or compensation committee may reduce the amount of the increase in any particular year. The aggregate number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan may not exceed 10,000,000 shares.

     Our 2000 Employee Stock Purchase Plan is administered by our compensation committee. Our compensation committee has the authority to construe and interpret the plan, and its decisions will be final and binding.

     Employees generally will be eligible to participate in our 2000 Employee Stock Purchase Plan if they are employed before the beginning of the applicable offering period, are customarily employed by us, or our parent or any subsidiaries that we designate, for more than 20 hours per week and more than five months in a calendar year and are not, and would not become as a result of being granted an option under the plan, 5% stockholders of us or our parent or designated subsidiaries. Participation in our 2000 Employee Stock Purchase Plan will end automatically upon termination of employment for any reason.

     Under our 2000 Employee Stock Purchase Plan, eligible employees are permitted to acquire shares of our common stock through payroll deductions. Eligible employees may select a rate of payroll deduction between 1% and 10% of their compensation and are subject to maximum purchase limitations.

     Except for the first offering period, each offering period under our 2000 Employee Stock Purchase Plan will be for two years and consist of four six-month purchase periods. The first offering period began on February 29, 2000. Offering periods and purchase periods will begin on March 1 and September 1 of each year.

     Our 2000 Employee Stock Purchase Plan provides that, in the event of our proposed dissolution or liquidation, each offering period that commenced prior to the closing of the proposed event will continue for the duration of the offering period, provided that the compensation committee may fix a different date for termination of the plan. The purchase price for our common stock purchased under the plan will be 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or the last day of the applicable purchase period. The compensation committee has the power to change the offering dates, purchase dates and duration of offering periods without stockholder approval, if the change is announced prior to the beginning of the affected date or offering period.

     Our 2000 Employee Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The plan will terminate 10 years from the date the plan was adopted by our board, unless it is terminated earlier under the terms of the plan. The board has the authority to amend, terminate or extend the term of the plan, except that no action may adversely affect any outstanding options previously granted under the plan.

     Except for the automatic annual increase of shares described above, stockholder approval will be required to increase the number of shares that may be issued or to change the terms of eligibility under Our 2000 Employee Stock Purchase Plan. The board will be able to make amendments to the plan as it determines to be advisable if the financial accounting treatment for the plan is different from the financial accounting treatment in effect on the date the plan was adopted by the board.

     401(k) Plan. We sponsor a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code, or a 401(k) plan. Employees who are at least 21 years old and who have been employed with us for at least one year are generally eligible to participate and may enter the plan as of January 1 and July 1 of each year. Participants may make pre-tax contributions to the plan of up to 12% of their eligible earnings, subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and the investment earnings. There are no matching contributions under the plan. Contributions by the participants to the plan, and the income earned on these contributions, are generally not taxable to the participants until withdrawn. Participant contributions are held in trust as required by law. Individual participants may direct the trustee to invest their accounts in authorized investment alternatives.

EMPLOYMENT ARRANGEMENTS

     All of our employees are at-will employees.

     We have executed an offer letter with Harold Slawik, our senior vice president of corporate development. This letter, effective January 1998, established Mr. Slawik's initial annual base salary at $144,000. Mr. Slawik also received a sign-on bonus of $50,000. In the fiscal year ended January 31, 2000, Mr. Slawik received a salary of $173,333. As a co-founder of Niku, we granted Mr. Slawik the opportunity to purchase 87,500 shares of our common stock which he bought under a common stock purchase agreement in February 1998 at a purchase price of $0.01 per share. These shares were subject to a right of repurchase upon termination of his employment. Our right of repurchase has now lapsed as to all of these shares. Under an option agreement, in January 1998, we granted to Mr. Slawik an option to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share. This option is exercisable as to 25% of the shares upon the first anniversary of the grant date and as to 2.083% of the shares subject to the option each month thereafter. Mr. Slawik has exercised 167,708 of the shares subject to this option.

     We have executed an offer letter with Rhonda Dibachi, our senior vice president of development. This letter, effective May 1998, established Ms. Dibachi's initial annual base salary at $144,000. In the fiscal year ended January 31, 2000, Ms. Dibachi received a salary of $173,333.

     We have executed an offer letter with Kenneth Johnson, our senior vice president of sales. This letter, effective January 1999, established Mr. Johnson's annual base salary at $200,000. Under a restricted stock purchase agreement, in March 1999, Mr. Johnson purchased 250,000 shares of our restricted common stock at a purchase price of $0.10 per share. These shares are subject to our right to repurchase upon termination of his employment. Our right of repurchase lapses as to 25% of the shares upon the first anniversary of the grant date and as to 2.083% of the shares each month thereafter. In March 1999, we loaned Mr. Johnson $24,975, secured by a pledge and security agreement, in connection with his purchase of shares of our restricted common stock. The loan accrues interest at a rate of 4.77% and is due on or before January 4, 2003.

     We have executed an offer letter with Mark Nelson, our chief financial officer. This letter, effective August 1999, established Mr. Nelson's annual base salary at $200,000. Under a restricted stock purchase agreement, in November 1999, Mr. Nelson purchased 350,000 shares of our restricted common stock at a purchase price of $1.00 per share. These shares are subject to our right to repurchase upon termination of his employment. Our right of repurchase lapses as to 25% of the shares upon the first anniversary of the grant date and as to 2.083% of the shares each month thereafter. Our right of repurchase lapses as to all of the shares in the event of a change of control. In November 1999, we loaned Mr. Nelson $349,965, secured by a stock pledge agreement, in connection with his purchase of shares of our restricted common stock. The loan accrues interest at a rate of 6.08% and is due on or before November 18, 2002.

     We have executed an offer letter with Joshua Pickus, our president, vertical markets. This letter, effective November 1999, established Mr. Pickus' annual base salary at $300,000. This agreement also provides that we will make Mr. Pickus a separate payment of $25,000 for every three months of employment during his first two years of employment with us. Under a restricted stock purchase agreement, in November 1999, Mr. Pickus purchased 1,250,000 shares of our restricted common stock at a purchase price of $1.00 per share. These shares are subject to our right to repurchase upon termination of his employment. Our right of repurchase lapses as to 33.33% of the shares upon the first anniversary of employment and as to 2.77% of the shares each month thereafter. Our right of repurchase lapses as to all of the shares in the event of a change of control. In November 1999, we loaned Mr. Pickus $1,249,875, secured by a stock pledge agreement, in connection with his purchase of shares of our restricted common stock. The loan accrues interest at a rate of 6.08% and is due on or before November 1, 2002. Under a separate loan agreement, we loaned Mr. Pickus $200,000. The loan accrues interest at a rate of 8.0% and is due on or before November 11, 2002.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

     Our certificate of incorporation includes a provision that eliminates the personal liability of a director for monetary damages resulting from breach of his fiduciary duty as a director, except for liability:

     - for any breach of the director's duty of loyalty to us or our stockholders;

     - for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

     - under section 174 of the Delaware General Corporation Law regarding unlawful dividends and stock purchases; or

     - for any transaction from which the director derived an improper personal benefit.

     Our bylaws provide that:

     - we are required to indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to very limited exceptions;

     - we may indemnify our employees and agents to the fullest extent permitted by the Delaware General Corporation Law, subject to very limited exceptions;

     - we are required to advance expenses, as incurred, to our directors and executive officers in connection with a legal proceeding;

     - we may advance expenses, as incurred, to our employees and agents in connection with a legal proceeding; and

     - the rights conferred in the bylaws are not exclusive.

     In addition to the indemnification required in our certificate of incorporation and bylaws, we have entered into indemnity agreements with each of our current directors and executive officers. These agreements provide for the indemnification of our officers and directors for all expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We also intend to obtain directors' and officers' insurance to cover our directors, officers and some of our employees for liabilities, including liabilities under securities laws. We believe that these indemnification provisions and agreements and this insurance are necessary to attract and retain qualified directors and officers.

     The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and other stockholders.

     Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial ownership of our common stock as of April 21, 2000 for:

     - each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

     - each of our directors;

     - each of our executive officers; and

     - all of our directors and executive officers as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 21, 2000 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address for each listed stockholder is c/o Niku Corporation, 305 Main Street, Redwood City, California 94063.

     The percentage of common stock outstanding as of January 29, 2000 is based on 61,044,235 shares of common stock outstanding on that date, including 853,689 shares of our common stock issued to former stockholders of Legal Anywhere in connection with our acquisition of Legal Anywhere in the first quarter of fiscal 2001 and assuming that all outstanding preferred stock has been converted into common stock.

                                                         NUMBER OF SHARES     PERCENTAGE OF OUTSTANDING
               NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED    SHARES BENEFICIALLY OWNED
               ------------------------                 ------------------    --------------------------
Farzad and Rhonda Dibachi(1)..........................      11,558,094                   16.7%
Entities and individuals associated with Venrock
  Associates(2).......................................       7,998,519                   11.6
  2499 Sand Hill Road, Suite 200
  Menlo Park, CA 94025
Vector Capital II, L.P.(3)............................       6,226,195                    9.0
  465 Montgomery Street, 19th Floor
  San Francisco, CA 94104
Terence Garnett(4)....................................       5,908,365                    8.6
Entitles and individuals associated with J.H.
  Whitney(5)..........................................       5,290,821                    7.7
  177 Broad Street
  Stamford, CT 06901
Michael Brooks(6).....................................       5,290,821                    7.7
Harold Slawik(7)......................................       2,385,297                    3.5
Joshua Pickus(8)......................................       1,296,904                    1.9
Maynard Webb(9).......................................         533,187                      *
Mark Nelson(10).......................................         360,000                      *
John Chen(11).........................................         352,381                      *
William Raduchel(12)..................................         344,269                      *
Kenneth Johnson(13)...................................         250,000                      *
All directors and executive officers as a group (11
  persons)(14)........................................      26,773,604                   38.7

---------------
  *  Less than 1%.

 (1) Represents 10,052,380 shares held by The Dibachi Family Trust UDT and 1,505,714 shares held by Florence V, LLC. Mr. Dibachi disclaims beneficial ownership of shares held by Florence V, LLC except to the extent of his percentage interest.

 (2) Represents 3,478,372 shares held by Venrock Associates, 4,500,747 shares held by Venrock Associates II, L.P. and 19,400 shares held by Venrock Entrepreneurs Fund.

 (3) Represents 6,226,195 shares held by Vector Capital II, L.P.

 (4) Represents 1,200,000 shares held by the Garnett Children's Trust UTA, 4,632,988 shares held by the Garnett Family Trust and 75,377 shares held by Mr. Garnett. This number does not include 3,478,372 shares held by Venrock Associates, 4,500,747 shares held by Venrock Associates II, L.P. nor 19,400 shares held by Venrock Entrepreneurs Fund. Mr. Garnett, one of our directors, is a consultant to Venrock Associates, Venrock Associates II, L.P. and Venrock Entrepreneurs Fund but does not share voting or dispositive power over the shares held by these entities.

 (5) Represents 5,166,333 shares held by J.H. Whitney III, L.P. and 124,488 shares held by Whitney Strategic Partners III, L.P.

 (6) Represents 5,166,333 shares held by J.H. Whitney III, L.P. and 124,488 shares held by Whitney Strategic Partners III, L.P. Mr. Brooks, one of our directors, is a managing member of the general partner of these entities. Mr. Brooks disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in them.

 (7) Represents 282,708 shares held by Harold Slawik, 75,000 shares held as custodian for Alexander, Cecilia and Abigail Slawik, 1,505,714 shares held by Florence V, LLC, 500,000 shares held by the Franklin David Dibachi 1996 Trust and 21,875 shares subject to options exercisable within 60 days of January 29, 2000 held by Mr. Slawik. Mr. Slawik disclaims beneficial ownership of shares held by Florence V, LLC except to the extent of his percentage interest. Mr. Slawik serves as the trustee of the Franklin David Dibachi 1996 Trust.

 (8) Represents 1,196,904 shares held by the Pickus Family Trust and 100,000 shares held by the Pickus Family Irrevocable Trust.

 (9) Represents 469,298 shares held by The Webb Family Trust and 63,889 shares subject to options exercisable within 60 days of January 29, 2000 held by Mr. Webb.

(10) Represents 360,000 shares held by Mark Nelson.

(11) Represents 285,714 shares held by the John S. and Sherry H. Chen Family Trust and 66,667 shares subject to options exercisable within 60 days of January 29, 2000 held by Mr. Chen.

(12) Represents 238,714 shares held by The William J. Raduchel Revocable Trust, 38,889 shares subject to options exercisable within 60 days of January 29, 2000 held by Mr. Raduchel and 66,666 shares held by Mr. Raduchel.

(13) Represents 250,000 shares held by Kenneth Johnson.

(14) Represents 26,582,284 shares held by all directors and executive officers as a group and 191,320 shares subject to options exercisable within 60 days of January 29, 2000 held by all directors and executive officers as a group.

     As of January 29, 2000, our officers, directors and 5% or greater stockholders beneficially owned or controlled, directly or indirectly, 40,998,318 shares of our capital stock, which in the aggregate represented approximately 67% of the outstanding shares of our common stock. As a result, if these persons act together, they will have the ability to influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the employment arrangements described in "Management" and the transactions described below, during our last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party:

     - in which the amount involved exceeds or will exceed $60,000; and

     - in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

PREFERRED STOCK FINANCINGS

     In May 1999, we sold a total of 9,987,439 shares of our Series C preferred stock at a purchase price of $1.99 per share. In November 1999, we sold a total of 7,998,012 shares of our Series D preferred stock at a purchase price of $5.00 per share.

     Purchasers of our preferred stock include, among others, the following executive officers, directors and holders of more than 5% of our outstanding stock or entities affiliated with them:

                                                     SERIES C           SERIES D
                  STOCKHOLDER                     PREFERRED STOCK    PREFERRED STOCK
                  -----------                     ---------------    ---------------
Mark Nelson.....................................            --             10,000
Terence Garnett.................................       577,890            500,000
Maynard Webb....................................        50,251                 --
Vector Capital II, L.P..........................            --          6,226,195
Entities associated with Venrock Associates.....     2,437,186            388,000
Entities associated with J.H. Whitney...........     4,522,613            768,208

     Vector Capital II, L.P. acquired its shares as part of the Proamics acquisition.

LOANS TO EXECUTIVE OFFICERS

     In March 1999, we loaned to Kenneth Johnson, our senior vice president of sales, $24,975, secured by a pledge and security agreement, in connection with his purchase of our restricted common stock. This loan accrues interest at a rate of 4.77% and is due on or before January 4, 2003.

     In November 1999, we loaned to Mark Nelson, our chief financial officer, $349,965, secured by a stock pledge agreement, in connection with his purchase of our restricted common stock. The loan accrues interest at a rate of 6.08% and is due on or before November 18, 2002.

     In November 1999, we loaned to Joshua Pickus, our president, vertical markets, $1,249,875, secured by a stock pledge agreement, in connection with his purchase of our restricted common stock. The loan accrues interest at a rate of 6.08% and is due on or before November 1, 2002. We also loaned $200,000 to Mr. Pickus in November 1999 under a separate agreement, and this loan accrues interest at a rate of 8.0% and is due on or before November 11, 2002.

ACQUISITION OF PROAMICS

     In December 1999, we acquired Proamics. In connection with our acquisition of Proamics, Vector Capital II, L.P. received 6,226,195 shares of our Series D preferred stock of which 1,245,239 are held in escrow to secure indemnification obligations of the former stockholders of Proamics. Each share of Series D preferred stock will be converted into one share of our common stock upon the closing of this offering.

PERSONS OR ENTITIES RELATED TO OUR DIRECTORS

     In December 1998, we entered into a software license and services agreement with Sybase pursuant to which we granted Sybase a license to make, install and use copies of our software. We paid Sybase a license fee of $142,500 under this agreement. We paid Sybase an additional $34,644 in support fees. In March 1999, we entered into a software license agreement pursuant to which Sybase granted us a license to use Sybase software. John Chen, one of our directors, is the president, chief executive officer and the chairman of the board of directors of Sybase.

     We executed an offer letter with Angelina Schutz, our vice president of business development. This letter, effective June 1999, established Ms. Schutz's annual base salary at $150,000 and qualified her to receive $150,000 as commission if she meets her revenue quota and management deliverables, and in excess of this amount if she exceeds her targets. Under an option agreement, in June 1999, we granted to Ms. Schutz an option to purchase 150,000 shares of our common stock at an exercise price of $0.25 per share. This option is exercisable as to 25% of the shares upon the first anniversary of the grant date and as to 2.083% of the shares subject to the option each month thereafter. Ms. Schutz is the sister-in-law of Terence Garnett, one of our directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements: See Index to Consolidated
     Financial Statements at Item 8 on page   of this report.

          (2) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

 NUMBER                          EXHIBIT TITLE
--------                         -------------
 2.01+    Agreement and Plan of Reorganization with Alyanza Software
          Corporation, dated December 10, 1998.
 2.02+    Agreement and Plan of Reorganization with Proamics
          Corporation, dated November 16, 1999.
 2.03+    Agreement and Plan of Reorganization with Legal Anywhere,
          Inc., dated January 19, 2000.
 3.01     Registrant's Amended and Restated Certificate of
          Incorporation.
 3.02+    Registrant's Amended and Restated Bylaws.
 4.01+    Fourth Amended and Restated Investors' Rights Agreement,
          dated November 18, 1999, as amended December 8, 1999.
 4.02+    Series F Preferred Stock Purchase Agreement, dated January
          23, 1998.
 4.03+    Series A Preferred Stock Purchase Agreement, dated February
          13, 1998.
 4.04+    Series B Preferred Stock Purchase Agreement, dated October
          13, 1998.
 4.05+    Series C Preferred Stock Purchase Agreement, dated May 13,
          1999.
 4.06+    Series D Preferred Stock Purchase Agreement, dated November
          18, 1999.
10.01+    Form of Indemnification Agreement entered into between
          Registrant and its directors and executive officers.
10.02+    1998 Stock Plan, as amended.
10.03     2000 Equity Incentive Plan.
10.04     2000 Employee Stock Purchase Plan.
10.05+    Business Loan Agreement, dated September 23, 1999, by and
          between Mid-Peninsula and Registrant.
10.06+    Subordinated Loan and Security Agreement, dated as of
          February 2, 1999, by and between Comdisco, Inc. and
          Registrant.
10.07**+  iMap Agreement, dated June 30, 1999, by and between
          USinternetworking, Inc. and Registrant.
10.08**+  Software License Agreement, dated June 30, 1999, by and between USinternetworking, Inc. and Registrant.
10.09**+  Managed Services Agreement dated August 19, 1999, by and between USinternetworking, Inc. and Registrant.
10.10**+  Promotion Agreement dated September 10, 1999 by and between
          CNET, Inc. and Registrant.
10.11+    Software License and Services Agreement, dated December 22,
          1998, by and between Registrant and Sybase, Inc.

 NUMBER                          EXHIBIT TITLE
--------                         -------------
10.12+    Software License Agreement, dated March 19, 1999, by and
          between Sybase, Inc. and Registrant.
10.13+    Offer Letter for Joshua Pickus.
10.14+    Offer Letter for Mark Nelson.
10.15+    Offer Letter for Rhonda Dibachi.
10.16+    Offer Letter for Kenneth Johnson.
10.17+    Offer Letter for Harold Slawik.
10.18+    Restricted Stock Purchase Agreement, dated November 1, 1999, by and between Joshua Pickus and Registrant.
10.19+    Restricted Stock Purchase Agreement, dated November 18,
          1999, by and between Mark Nelson and Registrant.
10.20+    Full Recourse Promissory Note, dated November 11, 1999, by and between Joshua Pickus and Registrant.
21.01+    List of Subsidiaries.
23.01     Consent of KPMG LLP, independent auditors.
27.01     Financial Data Schedule.

---------------
 + Incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-9349).

** Confidential treatment was granted requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

     (b) Reports on Form 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on the 28th day of April, 2000.

                                          NIKU CORPORATION

                                          By       /s/ FARZAD DIBACHI
                                            ------------------------------------
                                                       Farzad Dibachi
                                                  Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Mark Nelson and John Danforth and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intends and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 2000.

                     SIGNATURE                                  TITLE                  DATE
                     ---------                                  -----                  ----

                /s/ FARZAD DIBACHI                   Chief Executive Officer and  April 28, 2000
---------------------------------------------------           Director
                  Farzad Dibachi

                  /s/ MARK NELSON                      Chief Financial Officer    April 28, 2000
---------------------------------------------------
                    Mark Nelson

                                                              Director            April 28, 2000
---------------------------------------------------
                  Michael Brooks

                   /s/ JOHN CHEN                              Director            April 28, 2000
---------------------------------------------------
                     John Chen

                /s/ TERENCE GARNETT                           Director            April 28, 2000
---------------------------------------------------
                  Terence Garnett

               /s/ WILLIAM RADUCHEL                           Director            April 28, 2000
---------------------------------------------------
                 William Raduchel

                 /s/ MAYNARD WEBB                             Director            April 28, 2000
---------------------------------------------------
                   Maynard Webb

                  /s/ FRANK GILL                              Director            April 28, 2000
---------------------------------------------------
                    Frank Gill

                                 EXHIBIT INDEX

 NUMBER                           EXHIBIT TITLE
 ------                           -------------
 3.01      Registrant's Amended and Restated Certificate of
           Incorporation.
 3.02      Registrant's Amended and Restated Bylaws.
10.03      2000 Equity Incentive Plan.
10.04      2000 Employee Stock Purchase Plan.
23.01      Consent of KPMG, independent auditors.
27.01      Financial Data Schedule.