Form 10-Q
period 2000-04-29
NIKU CORP
filed 2000-06-13
CIK 1076641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

     (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 000-28797

                        --------------------------------

                                NIKU CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             77-0473454
----------------------------                                 ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                                 305 MAIN STREET
                             REDWOOD CITY, CA 94063
                    (Address of principal executive offices)

                            TELEPHONE: (650) 298-4600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              71,319,719 shares of Common Stock as of May 31, 2000

                                NIKU CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED APRIL 29, 2000


                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements:

                    Condensed Consolidated Balance Sheets                                          3

                    Condensed Consolidated Statements of Operations                                4

                    Condensed Consolidated Statements of Cash Flows                                5

                    Notes to Condensed Consolidated Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                   8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             17


PART II           OTHER INFORMATION

Item 2.    Change in Securities and Use of Proceeds                                               18

Item 6.    Exhibits and Reports on Form 8-K                                                       18

           Signature                                                                              19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                NIKU CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                       APRIL 30,         JANUARY 31,
                                                                         2000               2000
                                                                     -------------      -------------
                                                                               (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $     184,697      $      27,650
     Short-term investments                                                 42,286             16,865
     Accounts receivable, net                                               11,579              8,261
     Prepaid expenses and other current assets                               3,512              2,065
                                                                     -------------      -------------
       Total current assets                                                242,074             54,841
                                                                     -------------      -------------

Deposits and other assets                                                    4,502              1,952
Property and equipment, net                                                  7,445              6,048
Goodwill and other intangible assets, net                                   63,894             49,684
                                                                     -------------      -------------
           Total assets                                              $     317,915      $     112,525
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                $       7,363      $       6,172
     Accrued liabilities                                                     9,227              5,997
     Current portion of long-term obligations                                3,203              5,720
     Deferred revenue                                                        5,025              4,261
                                                                     -------------      -------------
       Total current liabilities                                            24,818             22,150

Long-term obligations                                                           --              1,725
                                                                     -------------      -------------

           Total liabilities                                                24,818             23,875
                                                                     -------------      -------------

Redeemable convertible preferred stock and warrants                             --            100,919
                                                                     -------------      -------------

Stockholders' equity (deficit)                                             293,097            (12,269)
                                                                     -------------      -------------
           Total liabilities and stockholders' equity (deficit)      $     317,915      $     112,525
                                                                     =============      =============


   The accompanying notes are an integral part of these financial statements.

                                NIKU CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                  THREE MONTHS ENDED
                                                      APRIL 30,
                                              ---------------------------
                                                  2000             1999
                                              ----------       ----------
                                                      (unaudited)
Revenue:
     License                                  $    5,640       $      241
     Services                                      2,541              132
     Marketplace                                     434               --
                                              ----------       ----------

         Total revenue                             8,615              373
                                              ----------       ----------
Cost of revenue:
     License                                         592               67
     Services                                      1,981               22
     Marketplace                                      10               --
                                              ----------       ----------

         Total cost of revenue                     2,583               89
                                              ----------       ----------
Gross profit                                       6,032              284
                                              ----------       ----------
Operating expenses:
     Sales and marketing                          11,827              808
     Research and development                      6,675            1,088
     General and administrative                    2,200              325
     Stock-based compensation                      8,761              313
     Amortization of goodwill
       and other intangible assets                 5,047               61
                                              ----------       ----------

         Total operating expenses                 34,510            2,595
                                              ----------       ----------
Operating loss                                   (28,478)          (2,311)

Interest and other income (expense), net           1,539              (45)
                                              ----------       ----------

Net loss                                      $  (26,939)      $   (2,356)
                                              ==========       ==========
Basic and diluted net loss per share          $    (0.54)      $    (0.42)
                                              ==========       ==========
Shares used in computing basic
     and diluted net loss per share               49,760            5,639
                                              ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                NIKU CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  THREE MONTHS ENDED
                                                                                       APRIL 30,
                                                                               -------------------------
                                                                                  2000            1999
                                                                               ---------       ---------
                                                                                      (unaudited)
Cash flows from operating activities:
     Net loss                                                                  $ (26,939)      $  (2,356)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                               641              30
          Amortization of debt discount                                              340              42
          Amortization of goodwill and other intangible assets                     5,047              61
          Employee stock-based compensation                                        6,741             282
          Nonemployee stock-based compensation                                     2,020              31
          Revenue resulting from nonmonetary exchanges for computer
             equipment, software and services                                       (245)           (237)
          Expense resulting from nonmonetary exchanges for services                   --             (45)
          Interest on note receivable from stockholders                              (62)             --
          Changes in operating assets and liabilities:
            Accounts receivable                                                   (3,229)           (476)
            Prepaid expenses and other current assets                             (1,296)            (22)
            Other assets                                                          (2,519)             --
            Accounts payable                                                         974             565
            Accrued liabilities                                                    2,616             227
            Deferred revenue                                                         718             257
                                                                               ---------       ---------
          Net cash used in operating activities                                  (15,193)         (1,641)
                                                                               ---------       ---------
Cash flows used in investing activities:
     Purchases of property and equipment                                          (1,592)           (331)
     Purchases of short-term investments, net                                    (25,191)             --
     Net cash received in acquisition                                              1,146              --
                                                                               ---------       ---------
          Net cash used in investing activities                                  (25,637)           (331)
                                                                               ---------       ---------
Cash flows from financing activities:
     Proceeds from initial public offering of common stock, net                  202,173              --
     Issuance of common stock                                                        286              10
     Proceeds from debt obligations                                                2,600           3,830
     Repayment of debt obligations                                                (7,182)             --
                                                                               ---------       ---------
          Net cash provided by financing activities                              197,877           3,840
                                                                               ---------       ---------
Net increase in cash and cash equivalents                                        157,047           1,868
Cash and cash equivalents, beginning of period                                    27,650           5,147
                                                                               ---------       ---------
Cash and cash equivalents, end of period                                       $ 184,697       $   7,015
                                                                               =========       =========
Noncash investing and financing activities:
     Deferred revenue resulting from nonmonetary exchanges for computer
        equipment, software and services                                       $      40       $      --
                                                                               =========       =========
     Common stock issued for notes receivable                                  $   3,321       $      56
                                                                               =========       =========
     Common stock issued and stock options assumed for acquisition             $  19,998       $      --
                                                                               =========       =========
     Deferred stock-based compensation                                         $  24,424       $     237
                                                                               =========       =========
     Redeemable convertible preferred stock warrant issued in
        conjunction with debt issuance                                         $      --       $     510
                                                                               =========       =========
     Conversion of redeemable convertible preferred stock to common stock      $ 100,919       $      --
                                                                               =========       =========



   The accompanying notes are an integral part of these financial statements.

                                NIKU CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (Niku or the Company) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 29, 2000, included in the Company's 2000 Annual Report on Form 10-K.

     The Company has a fiscal year that ends on the Saturday nearest January 31. For presentation purposes, the condensed consolidated financial statements and notes refer to the interim periods' calendar month end.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

2.  BUSINESS COMBINATIONS

     During the first quarter of fiscal 2001, the Company acquired Legal Anywhere, Inc. (Legal Anywhere), a privately-held company in Portland, Oregon. Legal Anywhere provides Internet-based "collaborative tools" to law firms and corporate legal departments. Niku issued 853,689 shares of its common stock for all of Legal Anywhere's outstanding capital stock and assumed 141,282 stock options for an aggregate purchase price of $20.6 million, including direct acquisition related costs of $0.6 million. Of the purchase price of the transaction, $1.3 million was allocated to the acquired tangible assets and liabilities based on their estimated fair values as of the date of the acquisition, $14.8 million was allocated to goodwill and $4.5 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a three-year period.

     During the fourth quarter of fiscal 2000, the Company acquired Proamics Corporation (Proamics), a privately held company in Chicago, Illinois. Proamics provides project accounting, time-and-expense and billing software. Niku issued 3,501,938 shares of its common stock and 6,491,203 shares of its Series D redeemable convertible preferred stock for all of Proamics' outstanding capital stock for an aggregate purchase price of $50.4 million, including direct acquisition related costs of $0.4 million. Of the purchase price of the transaction, a net of $1.4 was allocated to the net liabilities based on their estimated fair values as of the date of the acquisition, $28.7 million was allocated to goodwill and $22.7 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a three to five year period.

     The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the first quarter of fiscal 2000, with Legal Anywhere's and Proamics' results of operations for their respective first quarters ending March 31, 1999, as if Legal Anywhere and Proamics had been acquired as of February 1, 1999.


                                                                                        THREE
                                                                                     MONTHS ENDED
                                                                                      APRIL 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                    1999
                                                                                    --------------
                                                                                      (unaudited)
Pro forma revenue                                                                   $        3,732
                                                                                    ==============

Pro forma net loss                                                                  $       (8,304)
                                                                                    ==============

Basic and diluted pro forma net loss per share                                      $        (0.83)
                                                                                    ==============

Shares used to compute basic and diluted pro forma net loss per share                        9,995
                                                                                    ==============


     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results, and do not reflect any synergies that might be achieved from combined operations.

3.   STOCKHOLDERS' EQUITY (DEFICIT)

     Stock-based Compensation


     During the period from February 1, 2000 to February 21, 2000, prior to the completion of the Company's initial public offering (IPO), the Company recorded additional deferred stock-based compensation of $24.4 million related to 2.3 million stock options granted during that period. The deferred stock-based compensation recorded for that period represented the difference at the date of grant between the exercise price of each stock option granted and the assumed fair value of the underlying common stock. The deferred stock-based compensation is being amortized on an accelerated basis over the vesting period, generally four years.

    Initial Public Offering

     On February 28, 2000, the Company completed its IPO of 9.2 million shares (including over-allotment option exercised by the underwriters) of its common stock for net proceeds of approximately $202.2 million. Upon the completion of the IPO, the Company issued approximately 48.2 million shares of common stock for all outstanding shares of redeemable convertible preferred stock, which were converted to common stock on a one-for-one basis.

4.   COMPREHENSIVE LOSS

     The Company did not have any significant components of other comprehensive loss for the first quarters of fiscal 2001 and 2000.

5.   NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method and from convertible securities on an "as if converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive:


                                                                   THREE MONTHS ENDED
                                                                        APRIL 30,
                                                                   ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                2000        1999
                                                                   ------      ------
                                                                       (unaudited)

Shares issuable under stock options                                 7,129       2,860
Shares of restricted stock subject to repurchase                    2,418       1,000

Shares issuable pursuant to warrants to purchase redeemable
     convertible preferred stock                                       --         630

Shares of redeemable convertible preferred stock on an "as if
     converted" basis                                                  --      23,143

6.   SEGMENT REPORTING

     The Company operates in a single reportable segment: Internet software. Company information reviewed by management is as follows:


                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                      ------------------------------
(IN THOUSANDS)                                            2000             1999
                                                      ------------      ------------
                                                               (unaudited)
License                                               $      5,640      $        241
                                                      ------------      ------------

Services:
     Consulting                                              2,014               127
     Maintenance                                               527                 5
                                                      ------------      ------------
                                                             2,541               132

Marketplace                                                    434                --
                                                      ------------      ------------
     Total revenue                                    $      8,615      $        373
                                                      ============      ============

7.   SUBSEQUENT EVENTS

     ACQUISITIONS

     In the second quarter of fiscal 2001, the Company announced it would acquire three privately-held companies: 600 Monkeys, Inc., a provider of Internet solutions for advertising and public relations agencies, bSource, Inc., a provider of a virtual marketplace for services such as web development, law and public relations services, and ABT Corporation, a provider of enterprise project management solutions for information technology organizations. The total consideration for these three acquisitions will be 4.6 million shares of the Company's common stock and $13.0 million in cash payments to the shareholders of these companies. The acquisitions of 600 Monkeys and bSource are expected to close in the second quarter of fiscal 2001 and the acquisition of ABT is expected to close in the third quarter of fiscal 2001. These transactions will be accounted for as purchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report for the year ended January 29, 2000. This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption " Factors That May Affect Future Results " herein and elsewhere in our annual report for the year ended January 29, 2000. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Form 10-K for the year ended January 29, 2000.

OVERVIEW

     Niku Corporation provides Internet software products and an online marketplace for the sourcing, management and delivery of professional services. Niku's Internet software products are designed to automate the core business processes of professional services organizations, professional services providers within enterprises and small businesses, and individual professionals.

RECENT EVENTS

    Initial Public Offering

     On February 28, 2000, we completed our initial public offering (IPO) of 9.2 million shares (including over-allotment option exercised by the underwriters) of our common stock for net proceeds of approximately $202.2 million. Concurrently with the IPO, we issued approximately 48.2 million shares of common stock for all outstanding shares of redeemable convertible preferred stock, which were converted to common stock on a one-for-one basis.

    Acquisition of Legal Anywhere

     During the first quarter of fiscal 2001, we acquired Legal Anywhere, Inc. (Legal Anywhere), a privately-held company in Portland, Oregon. Legal Anywhere provides Internet-based "collaborative tools" to law firms and corporate legal departments. We issued 853,689 shares of our common stock for all of Legal Anywhere's outstanding capital stock and assumed 141,282 stock options for an aggregate purchase price of $20.6 million, including direct acquisition related costs of $0.6 million.

    Acquisition of 600 Monkeys, bSource, and ABT

     In the second quarter of fiscal 2001, we announced we would acquire three privately-held companies: 600 Monkeys, Inc., a provider of Internet solutions for advertising and public relations agencies, bSource, Inc., a provider of a virtual marketplace for services such as web development, law and public relations services, and ABT Corporation, a provider of enterprise project management solutions for information technology organizations. The total consideration for these three acquisitions will be 4.6 million shares of our common stock and $13.0 million in cash payments to the shareholders of these companies. The acquisitions of 600 Monkeys and bSource are expected to close in the second quarter of fiscal 2001 and the acquisition of ABT is expected to close in the third quarter of fiscal 2001. These transactions will be accounted for as purchases.

RESULTS OF OPERATIONS

     License. License revenue consists of license sales of our Internet software products. License revenue in the first quarter of fiscal 2001 increased 2,240% to $5.6 million from $0.2 million in the first quarter of fiscal 2000. This increase is attributable to an increase in sales to new customers resulting from increased headcount in our sales force and expanded marketing efforts. License revenue has been derived primarily from the sale of our eNiku product. The percentage of our total revenue attributable to license revenue remained consistent at 65%.

     Services. Services revenue consists of revenue from maintenance and support contracts and the delivery of implementation consulting services. Services revenue in the first quarter of fiscal 2001 increased 1,825% to $2.5 million from $0.1 million in the first quarter of fiscal 2000. This increase resulted primarily from increased customer implementations and maintenance and support arrangements. The percentage of our total revenue attributable to service revenue decreased to 30% from 35% for the comparable period in fiscal 2000.

     Marketplace. Marketplace revenue consists of revenue from a variety of transactions, which include, but are not limited to, Niku Services Marketplace projects, subscriptions and sponsorship arrangements, such as advertising and affiliations. Marketplace revenue for the first quarter of fiscal 2001 increased to $0.4 million from no revenue in the first quarter of fiscal 2000. Marketplace revenue for the first quarter of fiscal 2000 was primarily from sponsorship arrangements and xNiku subscriptions. Through April 30, 2000, we have not derived any significant revenue from the Niku Services Marketplace projects. The percentage of our total revenue attributable to marketplace revenue in fiscal 2001 was 5%.

     Cost of Revenue. Cost of revenue includes the costs of our license revenue and services revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of service revenue includes salaries and related expenses for our post customer support and implementation consulting services and the costs of third parties contracted to provide consulting services to our customers. Cost of revenue as a percentage of total revenue was 30% in the first quarter of fiscal 2001 compared to 24% in the first quarter of fiscal 2000, and increased in absolute dollars to $2.6 million from $0.1 million. The increase in cost of revenue in absolute dollars primarily resulted from an increase in the service revenue derived from the delivery of implementation consulting services and post customer support in the first quarter of fiscal 2001. We anticipate that the cost of revenue will increase in absolute dollars as a result of the increase in personnel and personnel related costs, such as salaries, and travel-related costs to support our implementation consulting services and the cost to support marketplace revenue, such as hosting costs to support the Niku Services Marketplace.

     Gross Profit. Gross profit increased in absolute dollars to $6.0 million in the first quarter of fiscal 2001 from $0.3 million in the first quarter of fiscal 2000. This increase in gross profit is primarily attributable to the increase in revenue. Gross profit was 70% for the first quarter of fiscal 2001 compared to 76% for the first quarter of fiscal 2000. The decrease in gross profit percentage is primarily attributable to the salaries and related expenses for our implementation consulting services.

     Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 137% in the first quarter of fiscal 2001 from 217% in the first quarter of fiscal 2000, and increased in absolute dollars to $11.8 million from $0.8 million. The increase in sales and marketing expenses in absolute dollars was attributable to sales and marketing efforts of the Company, which included an increase in personnel and personnel-related costs, such as salaries and commissions, and additional spending in advertising, trade shows and travel-related costs. We anticipate that the sales and marketing expenses will increase in absolute dollars as we continue to expand our domestic and international sales and marketing efforts.

     Research and Development. Research and development expenses as a percentage of total revenue decreased to 77% in the first quarter of fiscal 2001 from 292% in the first quarter of fiscal 2000, and increased in absolute dollars to $6.7 million from $1.1 million. The increase in absolute dollars was primarily attributable to increases in personnel and personnel-related costs associated with the development of our products. In the first quarter of fiscal 2001 we released two versions of our eNiku products. We anticipate that research and development expense will increase in absolute dollars as we support our internal product development efforts and the integration of acquired companies' technologies.

     General and Administrative. General and administrative expenses as a percentage of total revenue decreased to 26% in the first quarter of fiscal 2001 from 87% in the first quarter of fiscal 2000, and increased in absolute dollars to $2.2 million from $0.3 million. The increase in absolute dollars was attributable to an increase in general and administrative personnel and personnel related costs, such as salaries, and an increase in administrative and professional services fees. We anticipate that general and administrative expenses will continue to increase in absolute dollars as we add personnel to support the expansion of our operations and incur additional expenses related to the anticipated growth of our business.

     Stock-based Compensation. Stock-based compensation expense increased to $8.8 million in the first quarter of fiscal 2001 from $0.3 million in the first quarter of fiscal 2000. This increase was primarily attributable to an increase in the amortization of deferred stock compensation with respect to stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000. The amortization of deferred stock-based compensation, combined with the expense associated with options granted to non-employees, related to the following items in the condensed consolidated statements of operations:

                                                  THREE MONTHS ENDED
                                                       APRIL 30,
                                             ------------------------------
(IN THOUSANDS)                                   2000              1999
                                             ------------      ------------
                                                      (unaudited)
     Cost of revenue                         $         81      $         14
     Sales and marketing                            6,067               117
     Research and development                       1,355               136
     General and administrative                     1,258                46
                                             ------------      ------------
         Total stock-based compensation      $      8,761      $        313
                                             ============      ============

     Amortization of the April 30, 2000 balance of deferred stock-based compensation for the remaining three quarters of fiscal 2001 and the fiscal years 2002, 2003 and 2004 is estimated to be approximately $17.5 million, $10.5 million, $4.4 million and $1.1 million.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets increased to $5.1 million in the first quarter of fiscal 2001 from $0.1 million in the first quarter of fiscal 2000. This increase was attributable to the amortization of goodwill and other intangible assets of $3.3 million related to the acquisition of Proamics in the fourth quarter of fiscal 2000, and $1.7 million related to the acquisition of Legal Anywhere in the first quarter of fiscal 2001. The amortization of goodwill and other intangible assets from the acquisition of Alyanza Software Corporation in the fourth quarter of fiscal 1999 was $0.1 million in the first quarter of fiscal 2001 and 2000. We anticipate that amortization of goodwill and other intangible assets will increase in absolute dollars due to future acquisitions.

     Interest and Other Expense, Net. Interest and other expense, net consists of interest income, interest expense and other non-operating expenses. Interest and other expense, net increased 3,520% to an interest and other income, net of $1.5 million for the first quarter of fiscal 2001, compared to $0.1 million for the comparable period of the prior year. The net increase was primarily attributable to higher average invested cash and short-term investment balances, which yielded more interest income in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. This increase in interest and other expense, net was offset by interest expense related to outstanding debt and equipment lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2000, we had cash, cash equivalents and short-term investments of $227.0 million, an increase of $182.5 million from January 31, 2000. The increase is primarily a result of cash generated by financing activities, mainly from the $202.2 million net proceeds from our initial public offering and $2.6 million from borrowings under debt obligations. These cash inflows were offset by cash outflows for operating activities of $15.2 million and to a lesser extent, financing and investing activities, capital expenditures of $1.6 million and cash paid on debt and lease obligations of $7.2 million.

     We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months.

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

     Although January 1, 2000 has occurred, our information technology systems may be impaired or cease to operate due to the Year 2000 problem. Additionally, we rely on technology supplied by third parties. These third parties may experience Year 2000 related problems. Any Year 2000 problems experienced by us or any of these third parties may harm our business. Additionally, the Internet may face serious disruption arising from the Year 2000 problem.

     Further, any Year 2000 problems with respect to our products may lead to claims from our customers asserting liability, including liability for breach of warranties related to our products, which may result in large settlements or judgments against us.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

     WE HAVE INCURRED LOSSES DURING OUR OPERATING HISTORY AND WE EXPECT TO INCUR FUTURE LOSSES FOR THE FORESEEABLE FUTURE

     We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of April 29, 2000, we had an accumulated deficit of $66.5 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, in part as a result of our recent acquisitions. In addition, as a result of our acquisitions we will record non-cash charges for the amortization of goodwill and other intangible assets as these assets are amortized over the next three to five years. Further, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options prior to our initial public offering on February 28, 2000. As a result of these factors, we will need to significantly increase our revenue to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenue could decline. Our failure to significantly increase our revenue would seriously harm our business and operating results. Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock will decline.

OUR PRODUCTS HAVE A LONG SALES CYCLE, WHICH MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS, AND MAY CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY

     The sales cycle for our products is long, typically from three to six months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our products often are part of a significant strategic decision by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. Our lengthy sales cycle may cause license revenue and operating results to vary significantly from period to period. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, OUR ABILITY TO INCREASE REVENUE WILL BE LIMITED

     In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. Our failure to do so could harm our ability to increase revenue. We currently receive substantially all of our revenue from direct sales, but intend to increase sales through indirect sales channels in the future. We need to expand our direct sales force by hiring additional salespersons and sales management. We are seeking to hire more of these types of personnel in the current fiscal year. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. We intend to derive some of our revenue from our indirect sales channels, which involves selling our software through value added resellers and other third parties. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to offer our Internet software through application service providers, who install our software on their own computer servers and charge their customers for access to our software. We are seeking to expand our indirect sales channel to involve more relationships with third parties in the current fiscal year and we may not be able to do so successfully.

TO DATE, CUSTOMERS HAVE NOT DEPLOYED OUR PRODUCTS ON A LARGE-SCALE AND WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND LOST SALES IF OUR PRODUCTS DO NOT ACCOMMODATE LARGE-SCALE DEPLOYMENTS

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

WE EXPECT TO DEPEND ON LICENSES OF OUR ENIKU INTERNET SOFTWARE PRODUCT FOR SUBSTANTIALLY ALL OF OUR REVENUE FOR THE FORESEEABLE FUTURE

     We anticipate that revenue from the license of our Internet software products and related services revenue, as opposed to marketplace revenue, will continue to constitute the vast majority of our revenue for the foreseeable future. Consequently, a decline in the price of or demand for these products and related services, or their failure to achieve broader market acceptance, would seriously harm our business.


WE HAVE SOLD OUR PRODUCTS TO COMPANIES AS PART OF BROADER BUSINESS RELATIONSHIPS AND REVENUE FROM THESE CONTRACTS MAY NOT BE INDICATIVE OF FUTURE REVENUE

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

WE EXPECT REVENUE FROM OUR PRODUCTS TO BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF CUSTOMERS

    We expect to derive a significant portion of our revenue from a relatively small number of customers for the foreseeable future. As a result, if we lose a major customer, our quarterly and annual results of operations could be harmed. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to purchase products or renew our services in any future period.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS NEWLY EMERGING AND CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS AND SERVICES

    The market for professional services automation software products and services is newly emerging. Services businesses have not traditionally automated the management of their business processes. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products and services rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets and extranets, has not been widely adopted for professional services automation. Companies that have already invested substantial resources in other methods may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will need to continue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Therefore, demand for and market acceptance of our products and services will be subject to a high level of uncertainty.

DEFECTS IN OUR PRODUCTS OR SERVICES COULD RESULT IN LOSS OF OR DELAY IN REVENUE, LOSS OF MARKET SHARE, FAILURE TO ACHIEVE MARKET ACCEPTANCE OR INCREASED COSTS

    Products and services as complex as those we offer or develop frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services, including Year 2000 errors. For example, from time to time in the past, versions of our software that have been delivered to customers have contained errors. In these instances, we have resolved the errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, loss of market share, failure to achieve market acceptance or increased costs to remediate errors, any of which could significantly harm our business. Defects or errors could also result in tort or warranty claims. Although we attempt to reduce the risk of losses resulting from any claims through warranty disclaimers and liability limitation clauses in our customer agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover us for claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

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

WE HAVE FOCUSED ON THE IT CONSULTING INDUSTRY AND OUR EFFORTS TO EXPAND SALES OF OUR PRODUCTS AND SERVICES TO OTHER SERVICE INDUSTRIES MAY NOT SUCCEED

    To date, our products and services have been targeted for the information technology, or IT, consulting industry and our primary product has been eNiku for IT Consulting. However, we intend to develop and market our products and services in other professional services industries. For example, with our acquisition of Legal Anywhere in early fiscal 2001, we began to offer products to the legal profession. Businesses may be less likely to use our products and services outside of the IT consulting industry. Even if they do, we may need to develop additional expertise or industry-specific knowledge, which we may not be able to do in a timely manner. Therefore, we may not succeed in marketing our products and services for use outside of the IT consulting industry. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services for new professional services industries in the future. In addition, those products and services may not meet the requirements of the marketplace in these new markets and may not achieve market acceptance.

SYSTEM FAILURE MAY CAUSE INTERRUPTION OF OUR SERVICES

    The performance of our website servers and networking hardware and software infrastructure is critical to iNiku, our hosted professional services automation software and our ability to provide high quality customer service. Currently, our infrastructure and systems for iNiku, our hosted applications and our corporate website are located at one site maintained by USi. The hosting site is in an area susceptible to earthquakes. We depend on this single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our services. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that could occur. In the past we have experienced temporary outages with respect to our iNiku website. These outages were due to temporary malfunctions of our website servers. To date, these outages have resulted in our iNiku website being temporarily unavailable to users for periods of several minutes to several hours. Any system failure that causes an interruption in service or a decrease in responsiveness of our Internet-based services, if sustained or repeated, could harm our reputation and the attractiveness of our brand name.

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

     -   operators of high traffic websites; and

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

     - amortization of expenses related to goodwill and other intangible assets;

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

OUR INCREASED INTERNATIONAL ACTIVITIES MAY NOT RESULT IN INCREASED REVENUE

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

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES

    A fundamental requirement to conduct Internet-based electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of our customers' networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the security measures of our products and services or our iNiku business website. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We develop products in the United States and market our products in North America, and to a lesser extent, Europe and the Asia-Pacific region. As a result, our financial results may be affected by factor such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency.

     We currently do not use financial instruments to hedge operating expenses by our European and Asia-Pacific subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We not use derivative financial instruments for speculative or trading purposes. Our investments consists primarily of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore no quantitative tabular disclosures are required.

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

    (c)    CHANGES IN SECURITIES

    In January 2000, in connection with its acquisition of Legal Anywhere, Inc., Niku issued 853,689 shares of common stock to a group of forty-four individual investors, three venture capital funds and one corporate investor, FJF, Inc., all of whom were former stockholders of Legal Anywhere. The sale of these shares was made in reliance on Section 3(a)(10) under the Securities Act.

    Prior to the completion of the initial public offering, Comdisco, Inc. elected to exercise its Series B Preferred Stock warrants and receive a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 610,312 shares of Series B preferred stock.

    Concurrently with the closing of the initial public offering all outstanding shares of Niku's preferred stock automatically converted into 48,229,809 shares of common stock. The issuance of common stock upon automatic conversion of the Niku's previously outstanding Preferred Stock upon consummation of the initial public offer was made in reliance on Section 3(a)(9) of the Securities Act.

    (d)    USE OF PROCEEDS

    On February 28, 2000, Niku completed its initial public offering of common stock. The managing underwriters in the offering were Goldman, Sachs & Co., Dain Rauscher Wessels, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-93439). The Securities and Exchange Commission declared the Registration Statement effective on February 28, 2000.

    The offering commenced and terminated on February 28, 2000 after all of the
9.2 million shares of common stock registered under the Registration Statement (including 1.9 million shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $24.00 per share for an aggregate initial public offering of $220.8 million.

    Niku paid a total of $15.5 million in underwriting discounts and commissions and $3.1 million has been paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Niku or their associates, persons owning 10 percent or more of any class of equity securities of Niku or an affiliate of Niku.

    After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Niku from the offering were $202.2 million. The net offering proceeds have been invested in money market funds and other investment grade securities. Niku may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a.)   Exhibits

           The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

    (b.)   Reports on Form 8-K

           None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NIKU CORPORATION





Date:  June 13, 2000               By: /s/ Mark Nelson
                                       ----------------------------------------
                                        Mark Nelson
                                        Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit
  Number                             Exhibit Title
  ------                             -------------

  10.01 Office Lease, dated as of March 28, 2000 by and between the Registrant and DLC Redwood City, LLP.

  27.01        Financial Data Schedule for April 29, 2000. (EDGAR version only)