Form 10-Q
period 2000-07-29
NIKU CORP
filed 2000-09-12
CIK 1076641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _______ TO ______

                       COMMISSION FILE NUMBER: 000-28797

                                 --------------

                                NIKU CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       77-0473454
---------------------------------             ----------------------------------
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


             75,943,734 SHARES OF COMMON STOCK AS OF AUGUST 31, 2000

                                NIKU CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JULY 29, 2000


                                      INDEX

                                                                               PAGE
                                                                               ----
PART I         FINANCIAL INFORMATION
Item 1.  Financial Statements:
               Condensed Consolidated Balance Sheets                             3
               Condensed Consolidated Statements of Operations                   4
               Condensed Consolidated Statements of Cash of Flows                5
               Notes to Condensed Consolidated Financial Statements              6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             18

PART II        OTHER INFORMATION
Item 2.  Change in Securities and Use of Proceeds                               19
Item 6.  Exhibits and Reports on Form 8-K                                       19
         Signature                                                              20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NIKU CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   JULY 31,       JANUARY 31,
                                                                     2000            2000
                                                                   ---------      ---------
ASSETS

Current assets:
    Cash and cash equivalents                                      $ 122,978      $  27,650
    Short-term investments                                            91,524         16,865
    Accounts receivable, net                                          15,448          8,261
    Prepaid expenses and other current assets                          7,781          2,065
                                                                   ---------      ---------
      Total current assets                                           237,731         54,841
                                                                   ---------      ---------

Deposits and other assets                                              5,091          1,952
Property and equipment, net                                            8,347          6,048
Goodwill and other intangible assets, net                             76,031         49,684
                                                                   ---------      ---------
         Total assets                                              $ 327,200      $ 112,525
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   7,801      $   6,172
    Accrued liabilities                                               17,138          5,997
    Current portion of long-term obligations                           6,517          5,720
    Deferred revenue                                                   8,698          4,261
                                                                   ---------      ---------
      Total current liabilities                                       40,154         22,150

Long-term obligations                                                     --          1,725
                                                                   ---------      ---------

         Total liabilities                                            40,154         23,875
                                                                   ---------      ---------

Redeemable convertible preferred stock and warrants                       --        100,919
                                                                   ---------      ---------

Stockholders' equity (deficit)                                       287,046        (12,269)
                                                                   ---------      ---------
         Total liabilities and stockholders' equity (deficit)      $ 327,200      $ 112,525
                                                                   =========      =========


                   The accompanying notes are an integral part
                         of these financial statements.

                                NIKU CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JULY 31,                      JULY 31,
                                          -----------------------       -----------------------
                                            2000           1999           2000           1999
                                          --------       --------       --------       --------
Revenue:
    License                               $  9,033       $    355       $ 14,673       $    596
    Services                                 2,806            232          5,347            364
    Marketplace                                681             --          1,115             --
                                          --------       --------       --------       --------
        Total revenue                       12,520            587         21,135            960
                                          --------       --------       --------       --------
Cost of revenue:
    License                                    797             32          1,389             99
    Services                                 2,735            155          4,716            177
    Marketplace                                 --             --             10             --
                                          --------       --------       --------       --------
        Total cost of revenue                3,532            187          6,115            276
                                          --------       --------       --------       --------
Gross profit                                 8,988            400         15,020            684
                                          --------       --------       --------       --------
Operating expenses:
    Sales and marketing                     14,025          2,019         25,852          2,827
    Research and development                 7,755          2,226         14,430          3,314
    General and administrative               2,956            464          5,156            789
    Stock-based compensation                 6,757            596         15,518            909
    Amortization of goodwill
      and other intangible assets            5,517             61         10,564            122
                                          --------       --------       --------       --------
        Total operating expenses            37,010          5,366         71,520          7,961
                                          --------       --------       --------       --------
Operating loss                             (28,022)        (4,966)       (56,500)        (7,277)
Interest and other income, net               3,493            127          5,032             82
                                          --------       --------       --------       --------
Net loss                                  $(24,529)      $ (4,839)      $(51,468)      $ (7,195)
                                          ========       ========       ========       ========
Basic and diluted net loss per share      $  (0.35)      $  (0.82)      $  (0.86)      $  (1.25)
                                          ========       ========       ========       ========
Shares used in computing basic
   and diluted net loss per share           69,344          5,879         59,666          5,760
                                          ========       ========       ========       ========

                   The accompanying notes are an integral part
                         of these financial statements.

                                NIKU CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                                       JULY 31,
                                                                              -------------------------
                                                                                2000            1999
                                                                              ---------       ---------
Cash flows from operating activities:
    Net loss                                                                  $ (51,468)      $  (7,195)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation                                                              1,199              99
        Amortization of debt discount                                               340              85
        Amortization of goodwill and other intangible assets                     10,564             124
        Stock-based compensation                                                 15,518             909
        Revenue resulting from nonmonetary exchanges for computer
          equipment, software and services                                         (245)           (424)
        Expense resulting from nonmonetary exchanges for services                    --              12
        Interest on note receivable from stockholders                              (137)             --
        Changes in operating assets and liabilities:
          Accounts receivable                                                    (7,087)         (1,825)
          Prepaid expenses and other assets                                      (5,565)           (832)
          Other assets                                                           (3,110)           (160)
          Accounts payable                                                        1,347             533
          Accrued liabilities                                                     8,357             729
          Deferred revenue                                                        4,391           1,461
                                                                              ---------       ---------
        Net cash used in operating activities                                   (25,895)         (6,484)
                                                                              ---------       ---------
Cash flows used in investing activities:
    Purchases of property and equipment                                          (3,027)           (742)
    Purchases of short-term investments, net                                    (74,715)        (20,185)
    Acquisition, net of cash received                                            (2,270)             --
                                                                              ---------       ---------
        Net cash used in investing activities                                   (80,012)        (20,927)
                                                                              ---------       ---------
Cash flows from financing activities:
    Proceeds from initial public offering of common stock, net                  202,173              --
    Issuance of common stock                                                        352              46
    Proceeds from debt obligations                                                5,892           4,200
    Proceeds from sale of preferred stock                                            --          19,847
    Repayment of debt obligations                                                (7,182)            (81)
                                                                              ---------       ---------
        Net cash provided by financing activities                               201,235          24,012
                                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents                             95,328          (3,399)
Cash and cash equivalents, beginning of period                                   27,650           5,147
                                                                              ---------       ---------
Cash and cash equivalents, end of period                                      $ 122,978       $   1,748
                                                                              =========       =========
Noncash investing and financing activities:
    Deferred revenue resulting from nonmonetary exchanges for computer
       equipment, software and services                                       $      40       $      --
                                                                              =========       =========
    Common stock issued for notes receivable                                  $   3,321       $      86
                                                                              =========       =========
    Common stock issued and stock options assumed for acquisitions            $  32,015       $      --
                                                                              =========       =========

    Deferred stock-based compensation                                         $  24,750       $   4,991
                                                                              =========       =========
    Conversion of redeemable convertible preferred stock to common stock      $(100,919)      $      --
                                                                              =========       =========



                   The accompanying notes are an integral part
                         of these financial statements.

                                NIKU CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the Company) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 29, 2000, included in the Company's 2000 Annual Report on Form 10-K.

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

2. BUSINESS COMBINATIONS

        On May 17, 2000, the Company acquired 600 Monkeys, Inc. (600 Monkeys), a privately-held company in Cleveland, Ohio. 600 Monkeys is a provider of Internet solutions for advertising and public relations agencies. The acquisition was accounted for as a purchase with 600 Monkeys' results of operations included from the date of acquisition. The Company issued 170,000 shares of its common stock for all of 600 Monkeys' outstanding capital stock for an aggregate purchase price of $5.4 million, including direct acquisition related costs of $0.4 million. Of the purchase price of the transaction, $0.8 million was allocated to the acquired net tangible liabilities based on their estimated fair values as of the date of the acquisition and $6.3 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over a three-year period.

        On July 6, 2000, the Company acquired bSource, Inc. (bSource), a privately-held company in San Francisco, California. bSource is a provider of a virtual marketplace for services such as web development, law and public relations services. The acquisition was accounted for as a purchase with bSource's results of operations included from the date of acquisition. The Company issued 400,000 shares of its common stock for all of bSource's outstanding capital stock and made a cash payment of $2.5 million for an aggregate purchase price of $11.5 million, including direct acquisition related costs of $0.3 million. Of the purchase price of the transaction, $0.1 million was allocated to the acquired tangible assets and liabilities based on their estimated fair values as of the date of the acquisition and $11.4 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over a three-year period.

        On January 31, 2000, the Company acquired Legal Anywhere, Inc. (Legal Anywhere), a privately-held company in Portland, Oregon. Legal Anywhere provides Internet-based "collaborative tools" to law firms and corporate legal departments. The acquisition was accounted for as a purchase with Legal Anywhere's results of operations included from the date of acquisition. The Company issued 853,689 shares of its common stock for all of Legal Anywhere's outstanding capital stock and assumed 141,282 stock options for an aggregate purchase price of $20.6 million, including direct acquisition related costs of $0.6 million. Of the purchase price of the transaction, $1.3 million was allocated to the acquired tangible assets and liabilities based on their estimated fair values as of the date of the acquisition, $14.8 million was allocated to goodwill and $4.5 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a three-year period.

        On December 8, 1999, the Company acquired Proamics Corporation (Proamics), a privately held company in Chicago, Illinois. Proamics provides project accounting, time-and-expense and billing software. The acquisition was accounted for as a purchase with Proamics' results of operations included from the date of acquisition. The Company issued 3,501,938 shares of its common stock and 6,491,203 shares of its Series D redeemable convertible preferred stock for all of Proamics' outstanding capital stock for an aggregate purchase price of $50.4 million, including direct acquisition related costs of $0.4 million. Of the purchase price of the transaction, a net of $1.4 was allocated to the net liabilities based on their estimated fair values as of the date of the acquisition, $28.7 million was allocated to goodwill and $22.7 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a three to five-year period.


        The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the three and six months ended July 31, 2000 and 1999, with Proamics', Legal Anywhere's, 600 Monkeys' and bSource's results of operations as if each company had been acquired as of February 1, 1999 (in thousands, except per share data):

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JULY 31,                      JULY 31,
                                                    -----------------------       -----------------------
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
Pro forma revenue                                   $ 12,634       $  4,486       $ 21,566       $  8,048
Pro forma net loss                                  $(27,027)      $(12,611)      $(56,064)      $(22,342)
Basic and diluted pro forma net loss per share      $  (0.39)      $  (1.17)      $  (0.93)      $  (2.09)
Shares used to compute basic and diluted
  pro forma net loss per share                        69,681         10,805         60,130         10,685

        The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

3. STOCKHOLDERS' EQUITY (DEFICIT)

        Stock-based Compensation

        During the period from February 1, 2000 to February 21, 2000, prior to the completion of the Company's initial public offering (IPO), the Company recorded deferred stock-based compensation of $24.4 million related to options to purchase 2.3 million shares of common stock granted during that period. The deferred stock-based compensation recorded for that period represented the difference at the date of grant between the exercise price of each stock option granted and the assumed fair value of the underlying common stock. The deferred stock-based compensation is being amortized on an accelerated basis over the vesting period, generally four years.


        Initial Public Offering

        On February 28, 2000, the Company completed its IPO of 9.2 million shares (including over-allotment option exercised by the underwriters) of its common stock for net proceeds of approximately $202.2 million. Upon the completion of the IPO, the Company issued approximately 48.2 million shares of common stock for all outstanding shares of redeemable convertible preferred stock, which were automatically converted into common stock on a one-for-one basis.

4. COMPREHENSIVE LOSS

        The Company did not have any significant components of other comprehensive loss for the three and six months ended July 31, 2000 and 1999.

5. NET LOSS PER SHARE

        Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method and from convertible securities on an "as if converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):


                                                                         JULY 31,
                                                               ---------------------------
                                                                   2000            1999
                                                               -----------      ----------
Shares issuable under stock options                                  7,448           3,256
Shares of restricted stock subject to repurchase                     2,237             978

Shares issuable pursuant to warrants to purchase redeemable
    convertible preferred stock                                          -             630

Shares of redeemable convertible preferred stock on an "as if
    converted" basis                                                     -          33,130


        The weighted-average exercise price of stock options was $5.12 and $0.14 as of July 31, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $2.29 and $0.12 as of July 31, 2000 and 1999, respectively. The weighted-average exercise price of warrants was $0.75 as of July 31, 1999. In February 2000, all outstanding shares of the Company's redeemable convertible preferred stock were converted into common stock upon completion of the Company's IPO.

6. SEGMENT REPORTING

        The Company operates in a single reportable segment: Internet software. Company information reviewed by management is as follows (in thousands):


                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JULY 31,                 JULY 31,
                           --------------------      --------------------
                            2000          1999         2000         1999
                           -------      -------      -------      -------
License                    $ 9,033      $   355      $14,673      $   596
                           -------      -------      -------      -------

Services:
        Consulting           2,096          197        4,110          324
        Maintenance            710           35        1,237           40
                           -------      -------      -------      -------
                             2,806          232        5,347          364

Marketplace                    681           --        1,115           --
                           -------      -------      -------      -------
        Total revenue      $12,520      $   587      $21,135      $   960
                           =======      =======      =======      =======


7. SUBSEQUENT EVENTS

        Acquisitions

        On August 4, 2000, the Company acquired ABT Corporation (ABT), a privately-held company, providing enterprise project management solutions for information technology organizations. This transaction will be accounted for as a purchase. The total consideration for this acquisition is approximately 4 million shares of the Company's common stock valued at approximately $100.0 million and $10 million in cash payments to the former shareholders of ABT. In addition, the Company will issue additional shares of common stock and/or stock options to former employees of ABT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the year ended January 29, 2000. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the

 Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Factors That May Affect Future Results" herein and elsewhere in our annual report for the year ended January 29, 2000. These forward-looking statements speak only as of the date of this quarterly report, we do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Form 10-K for the fiscal year ended January 29, 2000.

OVERVIEW

        Niku Corporation provides Internet software products and an online marketplace for the sourcing, management and delivery of professional services. Niku's Internet software products are designed to automate the core business processes of professional services organizations, professional services providers within enterprises and small businesses, and individual professionals.

RECENT EVENTS

        Acquisition of ABT

        On August 4, 2000, we acquired ABT Corporation, or ABT, a privately-held company, providing enterprise project management solutions for information technology organizations. This transaction will be accounted for as a purchase. The total consideration for this acquisition is approximately 4 million shares of the Company's common stock valued at approximately $100.0 million and $10 million in cash payments to the former shareholders of ABT. In addition, the Company will issue additional shares of common stock and/or stock options to former employees of ABT.

RESULTS OF OPERATIONS

        Three and Six Months Ended July 31, 2000 and 1999

        License. License revenue consists of license sales of our Internet software products and other software products. License revenue in the fiscal quarter ended July 31, 2000 was $9.0 million compared to $0.4 million in the fiscal quarter ended July 31, 1999. License revenue in the six months ended July 31, 2000 was $14.7 million compared to $0.6 million in the six months ended July 31, 1999. Our increase was a result of an increase in sales to new customers due to increased headcount in our sales force and expanded marketing efforts. License revenue has been derived primarily from the sale of our eNiku product. The percentage of our total revenue attributable to license revenue grew from 61% in the second quarter of fiscal 2000 to 72% in the second quarter of fiscal 2001. The percentage of our total revenue attributable to license revenue for the six months ended July 31, 2000 increased to 69% from 62% for the comparable period in fiscal 2000.

        Services. Services revenue consists of revenue from maintenance and support contracts and the delivery of implementation consulting services. Services revenue in the fiscal quarter ended July 31, 2000 was $2.8 million compared to $0.2 million in the fiscal quarter ended July 31, 1999. Services revenue in the first half of fiscal 2001 was $5.3 million compared to $0.4 million in the first half of fiscal 2000. These increases resulted primarily from increased customer implementations and maintenance and support arrangements. There are currently 55 Niku customers with live sites. The percentage of our total revenue attributable to services revenue decreased from 40% in second quarter of fiscal 2000 to 22% in the second quarter of fiscal 2001. The percentage of our total revenue attributable to services revenue for the six months ended July 31, 2000 decreased to 25% from 38% for the comparable period in fiscal 2000.

        Marketplace. Marketplace revenue consists of revenue from a variety of transactions, which include, but are not limited to, Niku Services Marketplace projects, subscriptions and sponsorship arrangements, such as advertising and affiliations. Marketplace revenue for the fiscal quarter ended July 31, 2000 increased to $0.7 million from no revenue in the fiscal quarter ended July 31, 1999. Marketplace revenue for the first half of fiscal 2001 increased to $1.1 million from no revenue in the first half of fiscal 2000. Marketplace revenue for the fiscal quarter and six months ended July 31, 2000 was primarily from sponsorship arrangements and xNiku subscriptions. The percentage of our total revenue attributable to marketplace revenue in the fiscal quarter and six months ended July 31, 2000 was 5% for both periods.

        Cost of Revenue. Cost of revenue includes the costs of our license and services revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of service revenue includes salaries and related expenses for our post-contract customer support and implementation consulting services and the costs of third parties contracted to provide consulting services to our customers. Cost of revenue as a percentage of total revenue was 28% in the second quarter of fiscal 2001 compared to 32% in the second quarter of fiscal 2000, and increased in absolute dollars to $3.5 million in the second quarter of fiscal 2001 from $0.2 million in the second quarter of fiscal 2000. Cost of revenue as a percentage of total revenue was 29% in the first half of fiscal 2001 consistent with 29% in the first half of fiscal 2000, and increased in absolute dollars to $6.1 million in the first half of fiscal 2001 from $0.3 million in the first half of fiscal 2000. The increases in cost of revenue in absolute dollars primarily resulted from an increase in the service revenue derived from the delivery of implementation consulting services and post-contract customer support in the second quarter and first half of fiscal 2001. We anticipate that the cost of revenue will increase in absolute dollars as a result of an increase in royalties paid to third parties and an increase in personnel and personnel related costs, such as salaries, and travel-related costs to support our implementation consulting services and the costs to support our marketplace, such as hosting costs.

        Gross Profit. Gross profit increased in absolute dollars to $9.0 million in the second quarter of fiscal 2001 from $0.4 million in the second quarter of fiscal 2000. Gross profit increased in absolute dollars to $15.0 million in the first half of fiscal 2001 from $0.7 million in the first half of fiscal 2000. Gross profit as a percentage of total revenues was 72% for the second quarter of fiscal 2001 compared to 68% for the second quarter of fiscal 2000. Gross profit as a percentage of total revenues was 71% for the first half of fiscal 2001 and fiscal 2000. This increases in gross profit in absolute dollars is primarily attributable to the increase in revenue due to increased license sales of our Internet software products and other software products. The increase in gross profit percentage during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 is primarily attributable to license sales of our Internet software products with an increase in average price per seat offset by third party royalties and the salaries and related expenses for our implementation consulting services.

        Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 112% in the second quarter of fiscal 2001 from 344% in the second quarter of fiscal 2000, and increased in absolute dollars to $14.0 million in the second quarter of fiscal 2001 from $2.0 million in the second quarter of fiscal 2000. Sales and marketing expenses as a percentage of total revenue decreased to 122% in the first half of fiscal 2001 from 295% in the first half of fiscal 2000, and increased in absolute dollars to $25.9 million in the first half of fiscal 2001 from $2.8 million in the first half of fiscal 2000. The increase in sales and marketing expenses in absolute dollars was attributable to an increase in personnel and personnel-related costs, such as salaries and commissions, travel-related costs and additional spending in advertising and trade shows. Additional costs incurred during the current quarter included a marketing campaign for version 4.0 of our eNiku product and a global sales training seminar. We anticipate that the sales and marketing expenses will increase in absolute dollars as we continue to expand our domestic and international sales and marketing efforts and offer our training program on a quarterly basis.

        Research and Development. Research and development expenses as a percentage of total revenue decreased to 62% in the second quarter of fiscal 2001 from 379% in the second quarter of fiscal 2000, and increased in absolute dollars to $7.8 million in the second quarter of fiscal 2001 from $2.2 million in the second quarter of fiscal 2000. Research and development expenses as a percentage of total revenue decreased to 68% in the first half of fiscal 2001 from 345% in the first half of fiscal 2000, and increased in absolute dollars to $14.4 million in the first half of fiscal 2001 from $3.3 million in the first half of fiscal 2000. The increase in absolute dollars was primarily attributable to increases in personnel and personnel-related costs associated with the development of our products. In the first half of fiscal 2001, we released two versions of our eNiku products. We anticipate that research and development expense will increase in absolute dollars as we support our internal product development efforts and the integration of acquired companies' technologies.

        General and Administrative. General and administrative expenses as a percentage of total revenue decreased to 24% in the second quarter of fiscal 2001 from 79% in the second quarter of fiscal 2000, and increased in absolute dollars to $3.0 million in the second quarter of fiscal 2001 from $0.5 million in the second quarter of fiscal 2000. General and administrative expenses as a percentage of total revenue decreased to 24% in the first half of fiscal 2001 from 82% in the first half of fiscal 2000, and increased in absolute dollars to $5.2 million in the first half of fiscal 2001 from $0.8 million in the first half of fiscal 2000. The increase in absolute dollars was attributable to an increase in general and administrative personnel and personnel related costs, such as salaries, and an increase in administrative and professional services fees. We anticipate that general and administrative expenses will continue to increase in absolute dollars as we add personnel to support the expansion of our operations and incur additional expenses related to the anticipated growth of our business.

        We expect operating expenses to increase due to the addition of approximately 350 employees hired in connection with the ABT acquisition which closed on August 4, 2000.

        Stock-based Compensation. Stock-based compensation expense increased to $6.8 million in the second quarter of fiscal 2001 from $0.6 million in the second quarter of fiscal 2000. Stock-based compensation expense increased to $15.5 million in the first half of fiscal 2001 from $0.9 million in the first half of fiscal 2000. The increases were primarily attributable to an increase in the amortization of deferred stock compensation with respect to stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000. The amortization of deferred stock-based compensation, combined with the expense associated with options granted to non-employees, related to the following items in the condensed consolidated statements of operations (in thousands):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JULY 31,                   JULY 31,
                                --------------------      --------------------
                                  2000        1999          2000        1999
                                -------      -------      -------      -------
Cost of revenue                 $   148      $    12      $   229      $    26

Sales and marketing               3,812          292        9,879          409

Research and development          1,238          222        2,593          358

General and administrative        1,559           70        2,817          116
                                -------      -------      -------      -------
   Total                        $ 6,757      $   596      $15,518      $   909
                                =======      =======      =======      =======


        Amortization of the July 31, 2000 balance of deferred stock-based compensation for the remaining half of fiscal 2001 and fiscal years 2002, 2003 and 2004 is estimated to be approximately $11.0 million, $10.5 million, $4.4 million and $1.1 million. In addition, we may record additional stock-based compensation as a result of the acquisition of ABT in August 2000.

        Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets increased to $5.5 million in the second quarter of fiscal 2001 from $61,000 in the second quarter of fiscal 2000. Amortization of goodwill and other intangible assets increased to $10.6 million in the first half of fiscal 2001 from $0.1 million in the first half of fiscal 2000. The increases were primarily attributable to amortization of goodwill and other intangible assets resulting from the acquisitions of Proamics in December 1999, Legal Anywhere is January 2000, 600 Monkeys in May 2000, and bSource in July 2000. We expect that amortization of goodwill and other intangible assets will increase in future periods as a result of the acquisition of ABT in August 2000.

        Interest and Other Income, Net. Interest and other income, net consists of interest income, interest expense and other non-operating expenses. The net increase was primarily attributable to higher average invested cash and short-term investment balances, which yielded more interest income in the second quarter and first half of fiscal 2001, compared to the second quarter and first half of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations through private sales of capital stock, with net proceeds of $68.0 million through January 31, 2000, through our initial public offering of common stock in February 2000, with net proceeds of $202.2 million, and from bank loans and equipment leases. As of July 29, 2000, we had cash, cash equivalents and short-term investments of $214.5 million and $197.6 million in working capital.

        Net cash used in operating activities was $25.9 million in the first half of fiscal 2001 resulting from our net loss and increases in accounts receivable and prepaid expenses and other assets, offset by increases in deferred revenue and accrued liabilities. The increase in deferred revenue was due to increases in enterprise maintenance contracts and from a $3.0 million payment received from a reseller for which revenue has not yet been recognized. Net cash used in investing activities was $80.0 million for the first half of fiscal 2001 reflecting purchases of short-term investments and property and equipment. Net cash from financing activities was $201.2 million reflecting proceeds from our initial public offering and proceeds from debt obligations offset in part by repayments of debt obligations.

        In September 1999, we entered into a loan and security agreement with a financial institution providing a line of credit of up to $4.0 million. In July 2000, this line of credit was increased to $10.0 million. As of July 29, 2000, we had borrowed $6.0 million under the line of credit and $4.0 million was available for borrowing. We recently entered into a lease financing arrangement providing a lease line of credit of up to $4.6 million of which approximately $2.8 million remains available for borrowing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company is required to adopt SFAS No. 133 effective February 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

        In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, SAB 101 may have on its consolidated financial position or results of operations.

        In March 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company will be required to adopt EITF Issue No. 00-2 in its first fiscal quarter beginning after June 30, 2000. The Company is in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on its consolidated financial position or results of operations.

        In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company will be required to adopt EITF Issue No. 00-2 in its first fiscal quarter beginning after June 30, 2000. Management does not believe the adoption of EITF Issue No. 00-3 will have a material effect on the Company's consolidated financial position or results of operations.

        In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. The Company does not anticipate that the adoption of FIN 44 will have a material effect on the Company's consolidated financial position or results of operations. The Company adopted FIN 44 effective July 1, 2000.

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

WE HAVE INCURRED LOSSES DURING OUR OPERATING HISTORY AND WE EXPECT TO INCUR FUTURE LOSSES FOR THE FORESEEABLE FUTURE

        We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of July 29, 2000, we had an accumulated deficit of $91.0 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, in part as a result of our recent acquisitions. In addition, as a result of our acquisitions we will record non-cash charges for the amortization of goodwill and other intangible assets as these assets are amortized over the next three to five years. Further, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options prior to our initial public offering on February 28, 2000. As a result of these factors, we will need to significantly increase our revenue to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenue could decline. Our failure to significantly increase our revenue would seriously harm our business and operating results. Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of investors. If this occurs, the price of our common stock will decline.

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

WE EXPECT TO DEPEND ON LICENSES OF OUR ENIKU INTERNET SOFTWARE PRODUCT AND OTHER SOFTWARE PRODUCTS FOR SUBSTANTIALLY ALL OF OUR REVENUE FOR THE FORESEEABLE FUTURE

        We anticipate that revenue from the license of our Internet and other software products and related services revenue, as opposed to marketplace revenue, will continue to constitute the vast majority of our revenue for the foreseeable future. Consequently, a decline in the price of or demand for these products and related services, or their failure to achieve broader market acceptance, would seriously harm our business.

WE HAVE SOLD AND CONTINUE TO SELL OUR PRODUCTS TO COMPANIES AS PART OF BROADER BUSINESS RELATIONSHIPS AND REVENUE FROM THESE CONTRACTS MAY NOT BE INDICATIVE OF FUTURE REVENUE

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

        Products and services as complex as those we offer or develop frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services, including Year 2000 errors. For example, from time to time in the past, versions of our software that have been delivered to customers have contained errors. In these instances, we have substantially resolved the material errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, loss of market share, failure to achieve market acceptance or increased costs to remediate errors, any of which could significantly harm our business. Defects or errors could also result in tort or warranty claims. Although we attempt to reduce the risk of losses resulting from any claims by seeking warranty disclaimers and liability limitation clauses in our customer agreements, such contractual provisions may not, in any event, be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover us for claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

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

WE HAVE FOCUSED ON THE IT CONSULTING INDUSTRY AND OUR EFFORTS TO EXPAND SALES OF OUR PRODUCTS AND SERVICES TO OTHER SERVICE INDUSTRIES MAY NOT SUCCEED

        To date, our products and services have been targeted for the information technology, or IT, consulting industry and our primary product has been eNiku for IT Consulting. However, we have developed and marketed and intend to continue to develop and market our products and services in other professional services industries. For example, with our acquisition of Legal Anywhere in early fiscal 2001, we began to offer products to the legal profession. With our acquisition of 600 Monkeys we began to offer products to the advertising and public relations professions. Businesses may be less likely to use our products and services outside of the IT consulting industry. Even if they do, we may need to develop additional expertise or industry-specific knowledge, which we may not be able to do in a timely manner. Therefore, we may not succeed in marketing our products and services for use outside of the IT consulting industry. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services for new professional services industries in the future. In addition, those products and services may not meet the requirements of the marketplace in these new markets and may not achieve market acceptance.

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

OUR INCREASED INTERNATIONAL ACTIVITIES MAY NOT RESULT IN INCREASED REVENUE

        During the past 12 months, we have expanded our operations into Canada, the United Kingdom, France, The Netherlands, Sweden, Germany and Australia. In the future, we intend to expand our operations into other areas, particularly in the Asia-Pacific region. We believe we must expand the sales of our products and services outside the United States and hire additional international personnel. In connection with this expansion, we also will need to develop internationalized versions of our products. Therefore, we expect to commit significant resources to expand our international sales, marketing and development. We may not be successful in marketing our products and services to customers in markets outside the United States, where adoption of the Internet and electronic commerce and of our software may evolve slowly or may not evolve at all.

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


THE SUCCESS OF OUR BUSINESS DEPENDS ON THE ADOPTION OF THE INTERNET FOR ELECTRONIC COMMERCE AND COMMUNICATIONS

        Our business is, for the most part, based on providing software for the sourcing, management and delivery of professional services using the Internet. Therefore, in order for our business to be successful, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce and communication relating to professional services. Because electronic commerce and communication over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including, but not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We develop products in the United States and market our products in North America, and to a lesser extent, Europe and the Asia-Pacific region. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of our sales are currently made in U.S. dollars, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency.

        We currently do not use financial instruments to hedge operating expenses by our European and Asia-Pacific subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments consists primarily of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore no quantitative tabular disclosures are required.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

        (c) CHANGES IN SECURITIES

        In May 2000, in connection with its acquisition of 600 Monkeys, Niku issued 170,000 shares of common stock to a group of five individual investors and five non-individuals entities owned by persons who were officers or consultants or were otherwise affiliated with entities that had a business relationship with 600 Monkeys, all of whom were former shareholders of 600 Monkeys. The sale of the shares was made in reliance on Section 4(2) of the Securities Act.

        In July 2000, in connection with its acquisition of bSource, Niku issued 400,000 shares of common stock to a group of twenty-two individual investors and two venture capital funds, all of whom were former shareholders of bSource. The sale of the shares was made in reliance on Section 4(2) of the Securities Act.

        (d) USE OF PROCEEDS

        On February 28, 2000, Niku completed its initial public offering of common stock. The managing underwriters in the offering were Goldman, Sachs & Co., Dain Rauscher Wessels, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-93439). The Securities and Exchange Commission declared the Registration Statement effective on February 28, 2000. There have been no changes in Niku's use of proceeds from the quarterly report on Form 10-Q for the quarter ended April 29, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits

             The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

        (b.) Reports on Form 8-K

             None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NIKU CORPORATION

Date:  September 12, 2000              By: /s/ LYDIA M. RONNEBERG
                                          ----------------------------
                                       Lydia M. Ronneberg
                                       Corporate Controller &
                                       Chief Accounting Officer

                                  EXHIBIT INDEX


 Exhibit
  Number                                Exhibit Title
 ---------                              -------------
    2.1        Agreement and Plan of Reorganization, dated as of May 24, 2000, by an among the Company, Nation Acquisition Corp. and ABT
               Corporation. (Filed as an exhibit, and incorporated by reference herein, to the Company's Current Report on Form 8-K dated August
               18, 2000).

   27.01       Financial Data Schedule for July 29, 2000. (EDGAR version only)