Form 10-Q
period 2000-10-28
NIKU CORP
filed 2000-12-12
CIK 1076641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER: 000-28797
                                ----------------

                                NIKU CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             77-0473454
------------------------------                            ----------------------
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

            76,555,185 SHARES OF COMMON STOCK AS OF NOVEMBER 30, 2000

                                NIKU CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED OCTOBER 28, 2000

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets                                                   3

            Condensed Consolidated Statements of Operations                                         4

            Condensed Consolidated Statements of Cash Flows                                         5

            Notes to Condensed Consolidated Financial Statements                                    6

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                              8

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             18

PART II     OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds                                              19

  Item 6.   Exhibits and Reports on Form 8-K                                                       19

            Signature                                                                              20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NIKU CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                             OCTOBER 31,    JANUARY 31,
                                                               2000            2000
                                                             ----------     ----------
ASSETS
Current assets:
    Cash and cash equivalents                                $  93,272      $  27,650
    Short-term investments                                      90,152         16,865
    Accounts receivable, net                                    20,955          8,261
    Prepaid expenses and other current assets                   18,969          2,065
                                                             ---------      ---------
      Total current assets                                     223,348         54,841
                                                             ---------      ---------
Deposits and other assets                                        7,311          1,952
Property and equipment, net                                     13,295          6,048
Goodwill and other intangible assets, net                      179,381         49,684
                                                             ---------      ---------
      Total assets                                           $ 423,335      $ 112,525
                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                         $  12,705      $   6,172
    Accrued liabilities                                         29,781          5,997
    Current portion of long-term obligations                    11,205          5,720
    Deferred revenue                                            18,354          4,261
                                                             ---------      ---------
      Total current liabilities                                 72,045         22,150
Long-term obligations                                               --          1,725
                                                             ---------      ---------
      Total liabilities                                         72,045         23,875
                                                             ---------      ---------
Redeemable convertible preferred stock and warrants                 --        100,919
                                                             ---------      ---------
Stockholders' equity (deficit)                                 351,290        (12,269)
                                                             ---------      ---------
      Total liabilities and stockholders' equity (deficit)   $ 423,335      $ 112,525
                                                             =========      =========


   The accompanying notes are an integral part of these financial statements.

                                NIKU CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        OCTOBER 31,                     OCTOBER 31,
                                                 -------------------------       -------------------------
                                                   2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
       Revenue:
           License                               $  12,036       $   1,366       $  26,709       $   1,962
           Services                                  7,806             650          13,153           1,014
           Marketplace                               1,166              --           2,281              --
                                                 ---------       ---------       ---------       ---------
               Total revenue                        21,008           2,016          42,143           2,976
                                                 ---------       ---------       ---------       ---------
       Cost of revenue:
           License                                     700              75           2,089             174
           Services                                  5,782             252          10,498             429
           Marketplace                                  --              --              10              --
                                                 ---------       ---------       ---------       ---------
               Total cost of revenue                 6,482             327          12,597             603
                                                 ---------       ---------       ---------       ---------
       Gross profit                                 14,526           1,689          29,546           2,373
                                                 ---------       ---------       ---------       ---------
       Operating expenses:
           Sales and marketing                      18,811           3,156          44,663           5,983
           Research and development                 11,668           2,748          26,098           6,062
           General and administrative                3,857           1,048           9,013           1,837
           Merger related expenses                   2,363              --           2,363              --
           Stock-based compensation(Footnote 1)      7,276           1,109          22,794           2,018
           Amortization of goodwill
             and other intangible assets            13,026              62          23,590             184
                                                 ---------       ---------       ---------       ---------
               Total operating expenses             57,001           8,123         128,521          16,084
                                                 ---------       ---------       ---------       ---------
               Operating loss                      (42,475)         (6,434)        (98,975)        (13,711)
       Interest and other income, net                2,872              96           7,904             178
                                                 ---------       ---------       ---------       ---------
               Net loss                          $ (39,603)      $  (6,338)      $ (91,071)      $ (13,533)
                                                 =========       =========       =========       =========
       Basic and diluted net loss per share      $   (0.54)      $   (1.04)      $   (1.41)      $   (2.31)
                                                 =========       =========       =========       =========
       Shares used in computing basic
          and diluted net loss per share            73,756           6,089          64,373           5,871
                                                 =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.




        Footnote 1: The amortization of deferred stock-based compensation, combined with the expense associated with options granted to non-employees, related to the following items in the condensed consolidated statements of operations (in thousands):

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 OCTOBER 31,             OCTOBER 31,
                                             ------------------      -------------------
                                              2000        1999        2000         1999
                                             ------      ------      -------      ------
             Cost of revenue                 $  390      $   21      $   619      $   17
             Sales and marketing              3,814         744       13,693       1,140
             Research and development         1,404         248        3,998         597
             General and administrative       1,668          96        4,484         264
                                             ------      ------      -------      ------
                Total                        $7,276      $1,109      $22,794      $2,018
                                             ======      ======      =======      ======

                                NIKU CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                             ------------------------
                                                                                               2000           1999
                                                                                             ---------       --------
      Cash flows from operating activities:
          Net loss                                                                           $ (91,071)      $(13,533)
          Adjustments to reconcile net loss to net cash
             used in operating activities:
              Depreciation                                                                       2,617            300
              Amortization of debt discount                                                        340            128
              Amortization of goodwill and other intangible assets                              23,590            184
              Stock-based compensation                                                          22,794          2,018
              Revenue resulting from nonmonetary exchanges for computer
                equipment, software and services                                                  (590)        (1,170)
              Expense resulting from nonmonetary exchanges for services                            276            154
              Interest on note receivable from stockholders                                       (211)            --
              Changes in operating assets and liabilities:
                Accounts receivable                                                            (11,036)        (2,590)
                Prepaid expenses and other assets                                              (14,097)        (1,141)
                Accounts payable                                                                 2,715          3,665
                Accrued liabilities                                                             10,108          1,739
                Deferred revenue                                                                 3,320          1,449
                                                                                             ---------       --------
              Net cash used in operating activities                                            (51,245)        (8,797)
                                                                                             ---------       --------
      Cash flows from investing activities:
          Purchases of property and equipment                                                   (4,548)        (2,935)
          Purchases of short-term investments, net                                             (73,250)        (2,175)
          Other assets                                                                              --           (160)
          Purchase of intangible asset                                                              --           (301)
          Acquisitions, net of cash received                                                    (6,683)            --
                                                                                             ---------       --------
              Net cash used in investing activities                                            (84,481)        (5,571)
                                                                                             ---------       --------
      Cash flows from financing activities:
          Net proceeds from sale of redeemable convertible preferred stock                          --         19,811
          Proceeds from initial public offering of common stock, net                           202,173             --
          Issuance of common stock                                                               2,589             56
          Proceeds from payment of  note receivable                                                 11             --
          Proceeds from debt obligations                                                        10,000          7,643
          Repayment of debt and capital lease obligations                                      (13,425)        (1,135)
                                                                                             ---------       --------
              Net cash provided by financing activities                                        201,348         26,375
                                                                                             ---------       --------
      Net increase in cash and cash equivalents                                                 65,622         12,007
      Cash and cash equivalents, beginning of period                                            27,650          5,147
                                                                                             ---------       --------
      Cash and cash equivalents, end of period                                               $  93,272       $ 17,154
                                                                                             =========       ========
      Noncash investing and financing activities:
          Property and equipment under capital lease obligations                             $      --       $    345
                                                                                             =========       ========
          Repurchase of common stock in settlement of notes receivable
             from stockholders                                                               $      28       $     30
                                                                                             =========       ========

          Deferred revenue resulting from nonmonetary exchanges for services                 $   3,000            $--
                                                                                             =========       ========
          Prepaid expenses resulting from nonmonetary exchanges for services                 $   3,000            $--
                                                                                             =========       ========
          Common stock issued for notes receivable                                           $   3,321       $     93
                                                                                             =========       ========
          Common stock issued and stock options assumed for acquisitions                     $ 126,318            $--
                                                                                             =========       ========
          Deferred stock-based compensation                                                  $  30,030       $  7,680
                                                                                             =========       ========
          Conversion of redeemable convertible preferred stock to common stock               $ 100,919       $     --
                                                                                             =========       ========


   The accompanying notes are an integral part of these financial statements.

                                NIKU CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the Company) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 29, 2000, included in the Company's fiscal 2000 Annual Report on Form 10-K.

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

2. BUSINESS COMBINATIONS

        On August 5, 2000, the Company acquired ABT Corporation (ABT), a privately-held company in New York, New York. ABT is a provider of enterprise project management solutions for information technology organizations. The acquisition was accounted for as a purchase, with ABT's results of operations included from the date of acquisition. The total purchase price for the transaction was $106.3 million, including direct acquisition related costs of $2.0 million. The Company issued 4,000,000 shares of its common stock for all of ABT's outstanding capital stock valued at $91.4 million and made a cash payment of $10.0 million. In addition, the Company also issued options to purchase 161,814 shares of common stock with an aggregate value of $2.9 million. The Company will issue options to purchase 163,000 shares of common stock on August 9, 2001, at which time the then fair value will be recorded as additional goodwill and amortized over the remaining useful life. Of the purchase price of the transaction, $10.6 million was allocated to the net tangible liabilities based on their estimated fair values as of the date of the acquisition, $66.8 million was allocated to goodwill and $50.1 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a two to five-year period. In connection with the acquisition, the Company recorded deferred stock-based compensation in the amount of $5.1 million, of which $2.0 million is being amortized over the vesting period of 24 months, $2.8 million is being amortized over the vesting period of 12 months, and $0.3 million is being amortized over the vesting period of three months, in a manner consistent with FIN 28.

        On July 6, 2000, the Company acquired bSource, Inc. (bSource), a privately-held company in San Francisco, California. bSource is a provider of a virtual marketplace for services such as web development, law and public relations services. The acquisition was accounted for as a purchase, with bSource's results of operations included from the date of acquisition. The Company issued 400,000 shares of its common stock for all of bSource's outstanding capital stock and made a cash payment of $2.5 million for an aggregate purchase price of $11.5 million, including direct acquisition related costs of $0.3 million. Of the purchase price of the transaction, $0.1 million was allocated to the acquired net tangible assets based on their estimated fair values as of the date of the acquisition and $11.4 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over a three-year period.

        On May 17, 2000, the Company acquired 600 Monkeys, Inc. (600 Monkeys), a privately-held company in Cleveland, Ohio. 600 Monkeys is a provider of Internet solutions for advertising and public relations agencies. The acquisition was accounted for as a purchase, with 600 Monkeys' results of operations included from the date of acquisition. The Company issued 170,000 shares of its common stock for all of 600 Monkeys' outstanding capital stock for an aggregate purchase price of $5.4 million, including direct acquisition related costs of $0.4 million. Of the purchase price of the transaction, $0.8 million was allocated to the acquired net tangible liabilities based on their estimated fair values as of the date of the acquisition and $6.3 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over a three-year period.

        On January 31, 2000, the Company acquired Legal Anywhere, Inc. (Legal Anywhere), a privately-held company in Portland, Oregon. Legal Anywhere provides Internet-based "collaborative tools" to law firms and corporate legal departments. The acquisition was accounted for as a purchase, with Legal Anywhere's results of operations included from the date of acquisition. The Company issued 853,689 shares of its common stock for all of Legal Anywhere's outstanding capital stock and assumed 141,282 stock options for an aggregate purchase price of $20.6 million, including direct acquisition related costs of $0.6 million. Of the purchase price of the transaction, $1.3 million was allocated to the net tangible assets based on their estimated fair values as of the date of the acquisition, $14.8 million was allocated to goodwill and $4.5 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a three-year period.

        On December 8, 1999, the Company acquired Proamics Corporation (Proamics), a privately held company in Chicago, Illinois. Proamics provides project accounting, time-and-expense and billing software. The acquisition was accounted for as a purchase, with Proamics' results of operations included from the date of acquisition. The Company issued 3,501,938 shares of its common stock and 6,491,203 shares of its Series D redeemable convertible preferred stock, which preferred stock was subsequently converted into common stock, for all of Proamics' outstanding capital stock for an aggregate purchase price of $50.4 million, including direct acquisition related costs of $0.4 million. Of the purchase price of the transaction, a net of $1.4 was allocated to the net tangible liabilities based on their estimated fair values as of the date of the acquisition, $28.7 million was allocated to goodwill and $22.7 million was allocated to other intangible assets. The goodwill and other intangible assets are being amortized on a straight-line basis over a three to five-year period. During the three months ended October 31, 2000, an adjustment was made to the fair value of the net tangible liabilities acquired resulting in a decrease to goodwill of approximately $0.6 million.

        The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the three and nine months ended October 31, 2000 and 1999, with Proamics', Legal Anywhere's, 600 Monkeys', bSources's and ABT's results of operations as if each company had been acquired as of February 1, 1999 (in thousands, except per share data):

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               OCTOBER 31,                    OCTOBER 31,
                                                         -----------------------       ------------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       ---------       --------
   Pro forma revenue                                     $ 21,008       $ 21,048       $  71,204       $ 60,248
   Pro forma net loss                                    $(39,603)      $(23,780)      $(123,913)      $(61,002)
   Basic and diluted pro forma net loss per share        $  (0.54)      $  (1.58)      $   (1.84)      $  (4.12)
   Shares used to compute basic and diluted
     pro forma net loss per share                          73,978         15,015          67,319         14,797

        The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

3. STOCKHOLDERS' EQUITY (DEFICIT)

        Stock-based Compensation

        Prior to the completion of the Company's initial public offering (IPO), the Company recorded deferred stock-based compensation of $24.4 million related to options to purchase 2.3 million shares of common stock granted during the period from February 1, 2000 to February 21, 2000. This deferred stock-based compensation is being amortized on an accelerated basis over the vesting period, generally four years. In August 2000, the Company recorded additional deferred stock-based compensation of $5.1 million related to options to purchase 243,080 shares of common stock granted in connection with the ABT acquisition (See Note
2). In addition, the Company has recorded additional deferred stock-based compensation related to options granted to non-employees that are being accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18.

        Initial Public Offering

        On February 28, 2000, the Company completed its IPO of 9.2 million shares (including over-allotment option exercised by the underwriters) of its common stock for net proceeds of approximately $202.2 million. Upon the completion of the IPO, the Company issued approximately 48.2 million shares of common stock for all of its redeemable convertible preferred stock, which were automatically converted into common stock on a one-for-one basis.

4. COMPREHENSIVE LOSS

        As of October 31, 2000, the Company has accumulated other comprehensive income of $37,000 included in stockholders' equity (deficit) on the accompanying condensed consolidated balance sheet, which consists entirely of unrealized gains on marketable securities. The Company's total comprehensive loss for the three and nine months ended October 31, 2000 was $39,500,000 and $91,034,000, respectively, which consists of the Company's net loss for the respective period plus the Company's unrealized gain on marketable securities for the three months and nine months ended October 31, 2000 of $103,000 and $37,000, respectively. There were no significant components of other comprehensive loss for the three and nine months ended October 31, 1999.

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

                                                                                    OCTOBER 31,
                                                                                 -----------------
                                                                                 2000        1999
                                                                                 -----       -----
              Shares issuable under stock options                                8,671       3,629
              Shares of restricted stock subject to repurchase                   2,175         959
              Shares issuable pursuant to warrants to purchase redeemable
                  convertible preferred stock                                       --         630
              Shares of redeemable convertible preferred stock on an "as if
                  converted" basis                                                  --      33,130

        The weighted-average exercise price of stock options was $10.95 and $0.26 as of October 31, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $2.32 and $0.12 as of October 31, 2000 and 1999, respectively. The exercise price of warrants outstanding as of October 31, 1999 was $0.75. In February 2000, all outstanding shares of the Company's redeemable convertible preferred stock were converted into common stock upon completion of the Company's IPO.

6. SEGMENT REPORTING

        The Company operates in a single reportable segment: Internet software. Company information reviewed by management is as follows (in thousands):

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                OCTOBER 31,               OCTOBER 31,
                                           --------------------      -------------------
                                            2000         1999         2000        1999
                                           -------      -------      -------      ------
                License                    $12,036      $ 1,366      $26,709      $1,962
                                           -------      -------      -------      ------
                Services:
                        Consulting           4,641          562        8,752         886
                        Maintenance          3,165           88        4,401         128
                                           -------      -------      -------      ------
                                             7,806          650       13,153       1,014
                Marketplace                  1,166           --        2,281          --
                                           -------      -------      -------      ------
                        Total revenue      $21,008      $ 2,016      $42,143      $2,976
                                           =======      =======      =======      ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 29, 2000. This discussion contains forward-looking statements within the meaning of

Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Factors That May Affect Future Results" herein and elsewhere in our annual report for the year ended January 29, 2000. These forward-looking statements speak only as of the date of this quarterly report, we do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Form 10-K for the fiscal year ended January 29, 2000.

OVERVIEW

        Niku Corporation provides Internet software products and an online marketplace for the sourcing, management and delivery of professional services. Niku's Internet software products are designed to automate the core business processes of professional services organizations, professional services providers within enterprises and small businesses, and individual professionals.

RESULTS OF OPERATIONS

        Three and Nine Months Ended October 31, 2000 and 1999

        License. License revenue consists of license sales of our Internet software products and other software products. License revenue in the fiscal quarter ended October 31, 2000 was $12.0 million compared to $1.4 million in the fiscal quarter ended October 31, 1999. License revenue in the nine months ended October 31, 2000 was $26.7 million compared to $2.0 million in the nine months ended October 31, 1999. This increase was a result of an increase in sales to new customers due to increased headcount in our sales force and expanded marketing efforts. License revenue has been derived primarily from the sale of our eNiku product. The percentage of our total revenue attributable to license revenue decreased from 68% in the third quarter of fiscal 2000 to 57% in the third quarter of fiscal 2001. The percentage of our total revenue attributable to license revenue for the nine months ended October 31, 2000 decreased to 63% from 66% for the comparable period in fiscal 2000.

        Services. Services revenue consists of revenue from maintenance and support contracts and the delivery of implementation consulting services. Services revenue in the fiscal quarter ended October 31, 2000 was $7.8 million compared to $0.6 million in the fiscal quarter ended October 31, 1999. Services revenue in the nine months ended October 31, 2000 was $13.2 million compared to $1.0 million in the nine months ended October 31, 1999. These increases resulted primarily from increased customer implementations and maintenance and support arrangements. There are currently 80 Niku customers with live sites. The percentage of our total revenue attributable to services revenue grew from 32% in third quarter of fiscal 2000 to 37% in the third quarter of fiscal 2001. The percentage of our total revenue attributable to services revenue for the nine months ended October 31, 2000 decreased to 31% from 34% for the comparable period in fiscal 2000.

        Marketplace. Marketplace revenue consists of revenue from transactions that primarily include, but are not limited to, Niku Services Marketplace projects, subscriptions' and sponsorship arrangements, such as advertising and affiliations. Marketplace revenue for the fiscal quarter ended October 31, 2000 increased to $1.2 million from no revenue in the fiscal quarter ended October 31, 1999. Marketplace revenue for the nine months ended October 31, 2000 increased to $2.3 million from no revenue in the nine months ended October 31, 1999. Marketplace revenue for the fiscal quarter and nine months ended October 31, 2000 was primarily from sponsorship arrangements and xNiku subscriptions. The percentage of our total revenue attributable to marketplace revenue was 6% for the third quarter of fiscal 2000 and 5% for the nine months ended October 31, 2000.

        Cost of Revenue. Cost of revenue includes the costs of our license and services revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of service revenue includes salaries and related expenses for our post-contract customer support and implementation consulting services and the costs of third parties contracted to provide consulting services to our customers. Cost of revenue as a percentage of total revenue was 31% in the third quarter of fiscal 2001 compared to 16% in the third quarter of fiscal 2000, and increased in absolute dollars to $6.5 million in the third quarter of fiscal 2001 from $0.3 million in the third quarter of fiscal 2000. Cost of revenue as a percentage of total revenue increased to 30% in the nine months ended October 31, 2000 from 20% in the nine months ended October 31, 1999, and increased in absolute dollars to $12.6 million in the nine months ended October 31, 2000 from $0.6 million in the nine months ended October 31, 1999. The increases in cost of revenue in absolute dollars primarily resulted from an increase in the service revenue derived from the delivery of implementation consulting services and post-contract customer support in the fiscal quarter and nine months ended October 31, 2000. We anticipate that the cost of revenue will increase in absolute dollars as a result of an increase in royalties paid to third parties and an increase in personnel and personnel related costs, such as salaries, and travel-related costs to support our implementation consulting services and the costs to support our marketplace, such as hosting costs.

        Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 90% in the third quarter of fiscal 2001 from 157% in the third quarter of fiscal 2000, and increased in absolute dollars to $18.8 million in the third quarter of fiscal 2001 from $3.2 million in the third quarter of fiscal 2000. Sales and marketing expenses as a percentage of total revenue decreased to 106% in the nine months ended October 31, 2000 from 201% in the nine months ended October 31, 1999, and increased in absolute dollars to $44.7 million in the nine months ended October 31, 2000 from $6.0 million in the nine months ended October 31, 1999. The increase in sales and marketing expenses in absolute dollars was attributable to an increase in personnel and personnel-related costs, such as salaries and commissions, travel-related costs and additional spending in advertising and trade shows. Additional costs incurred during the current quarter included Niku's first user's conference. We anticipate that the sales and marketing expenses will increase in absolute dollars as we continue to expand our domestic and international sales and marketing efforts and offer our training program on a quarterly basis.

        Research and Development. Research and development expenses as a percentage of total revenue decreased to 56% in the third quarter of fiscal 2001 from 136% in the third quarter of fiscal 2000, and increased in absolute dollars to $11.7 million in the third quarter of fiscal 2001 from $2.7 million in the third quarter of fiscal 2000. Research and development expenses as a percentage of total revenue decreased to 62% in the nine months ended October 31, 2000 from 204% in the nine months ended October 31, 1999, and increased in absolute dollars to $26.1 million in the nine months ended October 31, 2000 from $6.1 million in the nine months ended October 31, 1999. The increase in absolute dollars was primarily attributable to increases in personnel and personnel-related costs associated with the development of our products. In the first nine months of fiscal 2001, we released two versions of our eNiku products. We anticipate that research and development expense will increase in absolute dollars as we support our internal product development efforts and the integration of acquired companies' technologies.

        General and Administrative. General and administrative expenses as a percentage of total revenue decreased to 18% in the third quarter of fiscal 2001 from 52% in the third quarter of fiscal 2000, and increased in absolute dollars to $3.9 million in the third quarter of fiscal 2001 from $1.0 million in the third quarter of fiscal 2000. General and administrative expenses as a percentage of total revenue decreased to 21% in the nine months ended October 31, 2000 from 62% in the nine months ended October 31, 1999, and increased in absolute dollars to $9.0 million in the nine months ended October 31, 2000 from $1.8 million in the nine months ended October 31, 1999. The increase in absolute dollars was attributable to an increase in general and administrative personnel and personnel related costs, such as salaries, and an increase in administrative and professional services fees. We anticipate that general and administrative expenses will continue to increase in absolute dollars as we add personnel to support the expansion of our operations and incur additional expenses related to the anticipated growth of our business.

        Merger Related Expenses. Merger related expenses of $2.4 million in the three months and nine months ended October 31, 2000 were incurred in conjunction with the acquisition and integration of ABT.

        Stock-based Compensation. Stock-based compensation expense increased to $7.3 million in the third quarter of fiscal 2001 from $1.1 million in the third quarter of fiscal 2000. Stock-based compensation expense increased to $22.8 million in the nine months ended October 31, 2000 from $2.0 million in the nine months ended October 31, 1999. The increases were primarily attributable to an increase in the amortization of deferred stock compensation with respect to stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and with respect to options granted in conjunction with the ABT acquisition in August 2000. Amortization of the October 31, 2000 balance of deferred stock-based compensation for the remaining three months of fiscal 2001 and fiscal years 2002, 2003 and 2004 is estimated to be approximately $6.4 million, $12.9 million, $4.6 million and $1.1 million.

        Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets increased to $13.0 million in the third quarter of fiscal 2001 from $62,000 in the third quarter of fiscal 2000. Amortization of goodwill and other intangible assets increased to $23.6 million in the nine months of fiscal 2001 from $0.2 million in the nine of fiscal 2000. The increases were primarily attributable to amortization of goodwill and other intangible assets resulting from the acquisitions of Proamics in December 1999, Legal Anywhere is January 2000, 600 Monkeys in May 2000, bSource in July 2000 and ABT in August 2000. We expect amortization of approximately $14 million, $53 million, $48 million, $29 million, $25 million, and $10 million for the remaining three months of fiscal 2001, and fiscal years 2002, 2003, 2004, 2005, and 2006, respectively, related to the amortization of goodwill and other intangible assets. In addition, we may have additional acquisitions in future periods that could give rise to additional goodwill or other intangible assets being acquired. If we acquire additional goodwill or other intangible assets, our amortization may increase in future periods.

        Interest and Other Income, Net. Interest and other income, net consists of interest income, interest expense and other non-operating expenses. The net increase was primarily attributable to higher average invested cash and short-term investment balances, which yielded more interest income in the third quarter and nine months of fiscal 2001, compared to the third quarter and nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations through private sales of capital stock, with net proceeds of $68.0 million through January 31, 2000, through our initial public offering of common stock in February 2000, with net proceeds of $202.2 million, and from bank loans and equipment leases. As of October 28, 2000, we had cash, cash equivalents and short-term investments of $183.4 million and $151.3 million in working capital.

        Net cash used in operating activities was $51.2 million in the nine months of fiscal 2001 resulting from acquisitions, as well as our net loss and increases in accounts receivable and prepaid expenses and other assets, offset by increases in deferred revenue, accrued liabilities and accounts payable. Net cash used in investing activities was $84.5 million for the nine months of fiscal 2001 reflecting net purchases of short-term investments, purchases of property and equipment and the net cash used for acquisitions. Net cash from financing activities was $201.3 million reflecting proceeds from our initial public offering and proceeds from debt obligations, offset in part by repayments of debt obligations.

        In September 1999, we entered into a loan and security agreement with a financial institution providing a line of credit of up to $4.0 million. In July 2000, this line of credit was increased to $10.0 million. As of October 28, 2000, we had borrowed $10.0 million under the line of credit. Interest on this line of credit accrues at the rate of the bank's prime rate plus .5%. We recently entered into a lease financing arrangement providing a lease line of credit of up to $4.6 million of which approximately $2.2 million remains available for borrowing.

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

        In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will adopt SAB 101 effective November 1, 2000. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position or results of operations.

        In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company adopted EITF Issue No. 00-3 effective July 1, 2000. Management does not believe the adoption of EITF Issue No. 00-3 will have a material effect on the Company's consolidated financial position or results of operations.

        In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. The Company adopted FIN 44 effective July 1, 2000. The Company does not anticipate that the adoption of FIN 44 will have a material effect on the Company's consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.


WE HAVE INCURRED LOSSES DURING OUR OPERATING HISTORY AND EXPECT TO INCUR FUTURE LOSSES FOR THE FORESEEABLE FUTURE

        We have experienced operating losses in each quarterly and annual period since we were formed and expect to incur significant losses in the future. As of October 28, 2000, we had an accumulated deficit of $131 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, in part as a result of our recent acquisitions. In addition, as a result of our acquisitions, we will record non-cash charges for the amortization of goodwill and other intangible assets as these assets are amortized over the next three to five years. Further, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options prior to our initial public offering, and with respect to possible future acquisitions. As a result of these factors, we will need to significantly increase our revenue to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Our failure to continue to significantly increase our revenues would seriously harm our business and operating results.

        Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our revenue growth or other results of operations may be below the expectations of investors. If this occurs, the price of our common stock will decline.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND IF OUR FUTURE RESULTS ARE BELOW THE EXPECTATIONS OF INVESTORS, THE PRICE OF OUR COMMON STOCK WILL DECLINE

        Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our products and services. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products and purchasing services during any quarter as well as sales and marketing and other expenses for a particular quarterly period.

        Other factors that could affect our quarterly operating results include:

                - our ability to attract new customers and retain and sell additional products and services to current customers;

                - the announcement or introduction of new products or services by us or our competitors;

                - changes in the pricing of our products and services or those of our competitors;

                - variability in the mix of our products and services revenues in any quarter; and

                - the amount and timing of operating costs and capital expenditures relating to expansion of our business.

        Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our revenue growth or other results of operations may be below the expectations of investors. If this occurs, the price of our common stock will decline.

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

        Our lengthy sales cycle may cause license revenue and other operating results to vary significantly from period to period. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly.

A SIGNIFICANT PORTION OF OUR SALES FORCE IS LARGELY NEW AND UNPROVEN; IF WE FAIL TO EXPAND AND STRENGTHEN OUR DIRECT AND INDIRECT SALES CHANNELS, OUR ABILITY TO INCREASE REVENUES WILL BE LIMITED

        In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. Our failure to do so could harm our ability to increase revenue. We currently receive substantially all of our revenue from direct sales, but intend to increase sales through indirect sales channels in the future. Our direct sales force is in large part, new and unproven, coming from companies we recently acquired. If these new sales personnel do not become effective in a timely manner, our revenues could be harmed. We also need to expand our direct sales force by hiring additional salespersons and sales management. There is strong competition for qualified sales personnel in our business, and it may not be able to attract and retain sufficient new sales personnel to expand our operations.

        We intend to pursue increased revenue from indirect sales channels, which involves selling our software through value added resellers and other third parties. As of October 28, 2000, 25 of these other companies market our product. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to offer our Internet software through application service providers, who install our software on their own computer servers and charge their customers for access to our software. We are seeking to expand our indirect sales channel to involve more relationships with third parties in the current fiscal year and we may not be able to do so successfully.

WE HAVE SOLD AND CONTINUE TO SELL OUR PRODUCTS TO COMPANIES AS PART OF BROADER BUSINESS RELATIONSHIPS AND REVENUE FROM THESE CONTRACTS MAY NOT BE INDICATIVE OF FUTURE REVENUE

        We have licensed our products to companies from whom we have purchased products and services under separate arrangements. These companies generally consist of companies to whom we license our software and (1) from whom we license software for use in our business or incorporation into our products, and
(2) from whom we purchase development or implementation services. Our software licenses to these companies are typically non-exclusive, have a perpetual term and may only be terminated if the terms of the license are violated. Our agreements with companies providing services to or for us have varying terms and may generally be terminated before the end of the term if there is a breach of the agreement. We have never entered into an agreement in which we have licensed our software and received equity as consideration. It may be more difficult to sell our products and services to potential customers if we do not also agree to use the software products or services that a potential customer provides. We cannot assure you that we will be successful in licensing our products to customers without having to enter broader relationships with them.

TO DATE, CUSTOMERS HAVE NOT DEPLOYED OUR PRODUCTS ON A LARGE SCALE AND WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND LOST SALES IF OUR PRODUCTS DO NOT ACCOMMODATE LARGE-SCALE DEPLOYMENTS

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

        Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time-consuming and expensive, and cause delays in the deployment of our products. Because we are one of the first companies to offer products designed for professional services automation, many customers will be facing these integration issues for the first time in the context of professional services automation software. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming.

WE EXPECT TO DEPEND ON LICENSES OF OUR ENIKU INTERNET SOFTWARE PRODUCT AND OTHER SOFTWARE PRODUCTS FOR A MAJORITY OF OUR REVENUE FOR THE FORESEEABLE FUTURE

We anticipates that revenue from the license of our software products and related services, as opposed to marketplace revenue, will continue to constitute the vast majority of our revenue for the foreseeable future. Consequently, a decline in the price of or demand for these products and related services, or their failure to achieve broader market acceptance, would seriously harm our business.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS NEWLY EMERGING AND CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS AND SERVICES

        The market for professional services automation software products and services is newly emerging. Services businesses have not traditionally automated the management of their business processes. We cannot be certain that this market will continue to develop and grow, or that companies will elect to utilize our products and services rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets and extranets, has not been widely adopted for professional services automation. Companies that have already invested substantial resources in other methods may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that it will need to continue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Therefore, demand for and market acceptance of our products and services will be subject to a high level of uncertainty.

DEFECTS IN OUR PRODUCTS OR SERVICES COULD RESULT IN LOSS OF OR DELAY IN REVENUE, LOSS OF MARKET SHARE, FAILURE TO ACHIEVE MARKET ACCEPTANCE OR INCREASED COSTS

        Products and services as complex as those we offer or develop frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. For example, from time to time in the past, versions of our software that have been delivered to customers have contained errors. In these instances, we have substantially resolved the errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, loss of market share, failure to achieve market acceptance or increased costs to remediate errors, any of which could significantly harm our business.

        Defects or errors could also result in tort or warranty claims. Although where practical we attempt to reduce the risk of losses resulting from any claims through warranty disclaimers and liability limitation clauses in our customer agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover us for claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

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

SYSTEM FAILURE MAY CAUSE INTERRUPTION OF OUR SERVICES

        The performance of our website servers and networking hardware and software infrastructure is critical to iNiku, our hosted professional services automation software and our ability to provide high quality customer service. Currently, our infrastructure and systems for iNiku, our hosted applications and our corporate website are located at one site maintained by USi. The hosting site is in an area susceptible to earthquakes. We depend on this single-site infrastructure, and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our services.

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

                -       operators of high traffic websites; and

                - third party vendors of e-commerce and Internet software, such as Allaire, Extensity, Fulcrum, Microsoft, Oracle and Seagate Software, whose products or technologies we incorporate into or integrate with our products, such as development tools, databases and search engines.

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

        Companies with which we have a distribution, marketing or technology relationship may promote products or services of several different companies, including, in some cases, products or services that compete with us. These companies may not devote adequate resources to selling or promoting our products and services. We may not be able to maintain these relationships or enter into additional relationships in the future.

BECAUSE WE HAVE EXPANDED OUR OPERATIONS, OUR SUCCESS WILL DEPEND ON OUR ABILITY TO INTEGRATE THE COMPANIES WE HAVE AND WILL ACQUIRE, MANAGE OUR EXPECTED GROWTH, IMPROVE OUR EXISTING SYSTEMS AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS

        We have rapidly and significantly expanded our operations and expect to continue to expand our operations. Much of the growth has come from the acquisition of other companies. This growth has placed, and continues to place, a significant strain on our managerial, operational, financial and other resources. We are seeking to hire a substantial number of new employees in the current fiscal year. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We expect to hire additional new employees to support our business and to implement and integrate control systems. We may not be able to manage our growth efficiently.

ACQUISITIONS MAY PRESENT RISKS TO OUR BUSINESS

        Future and recent acquisitions could create risks for us, including:

                - amortization of expenses related to goodwill and other intangible assets;

                - difficulties in assimilating the acquired personnel, operations, technologies or products;

                - the inability to effectively market and sell our products to the acquired company's customers;

                -       unanticipated costs associated with the acquisitions;

                -       the need to manage geographically-dispersed operations;

                - diversion of management's attention from other business concerns;

                -       the inability to retain the acquired employees; and

                - adverse effects on us or the acquired company's existing business relationships.

        To varying degrees, these risks, have been evident in our acquisitions to date. If we experience ongoing difficulties in assimilating acquired businesses, products or technologies, our ongoing business could be disrupted, our management and employees could be distracted and we could incur increased expenses. Furthermore, we may issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders. We may also incur debt or assume unknown liabilities in connection with acquisitions.

OUR INCREASED INTERNATIONAL ACTIVITIES MAY NOT RESULT IN INCREASED REVENUE

        During the last twelve months, we have expanded our operations into Canada, the United Kingdom, France, The Netherlands, Sweden, Germany, Switzerland and Australia. In the future, we intend to expand our operations into other areas, particularly Southern Europe the Asia-Pacific region. We believe we must expand the sales of our products and services outside the United States and hire additional international personnel. In connection with this expansion, we must accommodate the longer sales cycle that exist in international markets. We also will need to develop internationalized versions of our products and marketing and sales materials. Therefore, we expect to commit significant resources to expand our international sales, marketing and development. We may not be successful in marketing our products and services to customers in markets outside the United States, where adoption of the Internet and electronic commerce may evolve slowly or may not evolve at all.

INCREASED INTERNATIONAL ACTIVITIES WILL EXPOSE US TO ADDITIONAL OPERATIONAL CHALLENGES THAT WE MIGHT NOT OTHERWISE FACE

        If we succeed in increasing our international activities, we will be exposed to additional operational challenges that we would not otherwise face if we conducted our operations only in the United States. These include:

                - currency exchange rate fluctuations, particularly if we sells our products in denominations other than U.S. dollars;

                - the longer sales cycle in international markets, as well as seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;

                -       tariffs, export controls and other trade barriers;

                - difficulties in collecting accounts receivable in foreign countries;

                - the burdens of complying with a wide variety of foreign laws;

                - reduced protection for intellectual property rights in some countries, particularly in Asia; and

                - the need to develop internationalized versions of our products and marketing and sales materials.


THE SUCCESS OF OUR BUSINESS DEPENDS ON THE ADOPTION OF THE INTERNET FOR ELECTRONIC COMMERCE AND COMMUNICATIONS

        Our business is based on providing software for the sourcing, management and delivery of professional services using the Internet. Therefore, in order for our business to be successful, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce and communication relating to professional services. Because electronic commerce and communication over the Internet are new and evolving, it is difficult to predict the size of this market and our sustainable growth rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including, but not limited to:

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

INCREASING GOVERNMENTAL REGULATION OF THE INTERNET COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES

        A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. Legislation could dampen the growth in Internet usage and decrease or limit our acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products and services. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation or application of existing laws could expose companies involved in electronic commerce, to increased liability, which could limit the growth of electronic commerce generally.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) CHANGES IN SECURITIES

        In August 2000, in connection with its acquisition of ABT, Niku issued 4,000,000 shares of common stock to former shareholders of ABT. The sale of the shares was made in reliance on Section 3(a) (10) of the Securities Act.

        (d) USE OF PROCEEDS

        On February 28, 2000, Niku completed its initial public offering of common stock. The managing underwriters in the offering were Goldman, Sachs & Co., Dain Rauscher Wessels, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-93439). The Securities and Exchange Commission declared the Registration Statement effective on February 28, 2000. Other than $12.5 million that was used to pay the cash portion of the purchase prices for acquired companies described in this Report, there have been no changes in Niku's use of proceeds from the quarterly report on Form 10-Q for the quarter ended July 29, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits

        The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

        (b.) Reports on Form 8-K

        A current report on Form 8-K was filed with the Securities and Exchange Commission by Niku on August 18, 2000 to report the consummation of our merger with ABT Corporation. An amendment to this current report on Form 8-K was filed with the Securities and Exchange Commission by Niku on October 18, 2000 with the required financial information.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NIKU CORPORATION

Date:  December 12, 2000                   By: /s/ MARK NELSON
                                              ----------------------------------
                                              Mark Nelson
                                              Chief Financial Officer

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                                EXHIBIT TITLE
      -------                               -------------
        27.01   Financial Data Schedule for October 28, 2000. (EDGAR version only)