Form 10-K
period 2001-01-27
NIKU CORP
filed 2001-04-19
CIK 1076641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-28797

NIKU CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0473454 (I.R.S. Employer Identification No.)
305 Main Street, Redwood City, CA (Address of principal executive offices)	94063 (Zip Code)

Registrant's telephone number, including area code: (650) 298-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the registrant as of April 1, 2001 was approximately $151,303,000.

    The number of shares outstanding of the registrant's common stock as of April 1, 2001 was 76,724,553.

DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

    The Niku logo, Niku, eNiku, iNiku, Niku Adaptable KnowledgeStore and NAKS are our trademarks. All other brand names and trademarks appearing in this annual report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

    This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. A word such as "expects," "anticipates," "intends," "believes" or similar language identifies forward-looking statements. These forward-looking statements include, among other things, statements about our anticipated growth strategies, the trends we see in our business and the markets in which we operate, the features and functionality of our products, our expectations for our future performance and the market acceptance of our products, and the status of evolving technologies and software architectures and their growth potential. Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled "Item 1: Business—Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1. Business

    We design, develop and market software for service organizations in large enterprises. Service organizations include internal information technology, or IT, departments, consulting organizations, product development groups, and other organizations rendering services inside and outside the enterprise. Our software allows teams within these organizations to manage people and projects, to capture and reuse knowledge and to account for project-related activities. Our software also provides executives and managers with visibility into projects, project portfolios and businesses, enabling informed decision-making. We believe that our software enables service organizations to deliver results more efficiently and effectively, thereby securing a competitive advantage.

    We commenced operations in 1998 and are headquartered in Redwood City, California. We conduct operations worldwide directly and through our wholly-owned subsidiaries. Unless otherwise specified, references to "Niku," "we," "our," "us," or the company are references to Niku and its consolidated subsidiaries. We operate in one industry segment.

Products

    We offer two application suites, Niku Enterprise Manager and Niku Portfolio Manager.

    Niku Enterprise Manager is directed principally at consulting organizations. Enterprise Manager provides features for initiating a customer relationship, planning and delivering the services, tracking time and expenses and invoicing a customer. Enterprise Manager also includes capabilities for analyzing business performance. These capabilities allow companies to create reports that provide insight into business performance metrics such as actual results against plans, the amount of business or project work expected in the coming months, and profit margins on activities in different business units.

    Niku Portfolio Manager is directed principally at internal IT organizations and product development and engineering organizations. Portfolio Manager provides features for project planning, estimating, scheduling and tracking. It also allows organizations to allocate people with specific skills to perform tasks as part of a project plan. Portfolio Manager enables managers and executives to understand which projects are progressing according to plan, which are meeting objectives, and which are falling behind. This ability to look at multiple projects and their interdependencies is referred to as portfolio management, and gives managers and executives the opportunity to use information about individual project status to make business decisions about which projects are worth continuing and which resources would be better deployed on other initiatives

    Core features of our products are described below. Together they enable customers to shorten the time needed to recognize benefits from project-related activity.

  •
  Opportunity Management. Our products automate and manage the business development process, including gathering and analyzing information on potential customers, monitoring sales prospects, creating proposals, developing sales presentations, and creating and finalizing contracts. The opportunity management functionality also provides internal services organizations the ability to assess potential risks and returns before embarking upon a project or initiative.

  •
  Resource Management. Our products offer capabilities to ensure that the right people are working on the right projects at the right time and at the correct billing rate. Users can view and manage project and resource schedules, and can reserve and allocate resources in real time. This functionality dynamically tracks employee backgrounds and levels of experience in different specialties. Any changes or updates to an employee's schedule or skills are automatically recorded, giving project and account managers rapid access to the current information and allowing them to improve utilization of people, skills and time.

  •
  Project Management. Our products help organizations manage projects from origination to completion. For any project, the critical success factor is the ability to manage teams effectively and to deliver results and benefits on time and on budget. Our products provide capabilities for planning, estimating and methods delivery. Our products also capture time and expenses, manage organizational capacity, allocate resources based on performance, and provide tools for analyzing project, division and overall profitability.

  •
  Revenue Management. Many global organizations require more robust project accounting functionality than is typically offered by project management software. Our products provide both record keeping tools and management and analytical capabilities for services organizations to manage complex business processes such as revenue recognition and detailed billing and invoicing.

  •
  Partner Management. Our products offer a web-based collaboration environment that extends a company's processes and knowledge to external partners, customers and suppliers. This environment allows organizations to create and manage virtual teams globally, handle complex projects and processes at multiple locations, and utilize personnel from partners, suppliers and customers to shorten the time needed for any given project.

  •
  Intellectual Capital Management. Our intellectual capital management module provides extensive functionality for capturing, managing, retrieving and utilizing the knowledge and experience of an organization that is contained in documents such as implementation plans, product development documents, proposals and contracts. Unlike legacy document management systems, our intellectual capital management module utilizes a data-tagging feature to capture documents or other deliverables as they are created. This module employs an easy-to-use search engine for information retrieval, allowing users to retrieve and leverage organizational knowledge regardless of where or when they need it.

  •
  Collaboration. We offer a secure, shared environment in which team members can collaborate on projects, share documents, conduct discussions and otherwise work with each other using the Internet.

Customers

    Our current customers include the following, all of whom accounted for at least $200,000 of license revenue in the year ended January 31, 2001.

Affiliated Computer Systems Australia and New Zealand Bank Blue Cross Blue Shield British Telecom Brocade Cablevision Caldera Cerner Deere & Co. Documentum Dynegy	Exodus Extensity Gateway Harley Davidson IBM Intelligroup Kimberly Clark Kohn Pedersen Fox Associates Motorola Pharmacia	Saba Silverline Sprint St. Jude Medical Tosco TriZetto Verity Verizon Wireless Vitria Waste Management

    No customer accounted for more than 10% of our total revenue in fiscal 2001 and 2000. One customer accounted for 100% of our total revenue in fiscal 1999. See note 11 to our consolidated financial statements for disclosure regarding our international revenue.

Technology

    The framework on which our applications are built has the following features:

    Web Browser Access to Applications.  Our software is accessed through a web browser, which allows end-users easy access and navigation. The familiar web browser interface allows users to access the application from any personal computer, computer network or computing device, such as a personal digital assistant, regardless of physical location. Our application framework also allows updates to software and applications to be made centrally at the server rather than at each user's computer. This ensures that each user has the latest application version and significantly reduces distribution and installation costs.

    Open Standards.  Our software is designed to support open standards. The software we use for the server computers that deliver our applications is written in the Java programming language. We also support electronic commerce protocols such as extensible markup language, or XML, and secure socket layer, or SSL. Our support of open standards allows customers with disparate computer systems and networks to utilize our applications without the need to upgrade computer systems, software or equipment.

    Remote and Disconnected Users.  Personnel in service organizations often work at remote locations. For these personnel, it is important that they be able to access company industry-specific knowledge and data from any location. Our technology provides support for virtual private networks and connections from the Internet, allowing access to be extended to remote users. Our technology also facilitates work by users who are not connected to an organization's network.

    Multi-Tier Architecture.  Our application framework is designed in components, making it easier for customers to implement solutions engineered around customized workflows, user interfaces and content. In addition, the component-based architecture makes it easier to maintain and support our applications. Using these components, a variety of applications can be written quickly by changing only the application modules and not the entire system.

    Distributed Objects Support.  Distributed objects support allows a variety of functionality, from data storage and access to information content, to be integrated into an application. The use of distributed objects also allows applications to use commonly used software programs in different parts of one application. This protects investments in existing systems, reduces the need for redundant storage of programs, and significantly increases overall functionality.

    Niku Adaptable KnowledgeStore.  Niku's intellectual capital management environment is called the Niku Adaptable KnowledgeStore, or NAKS. Intellectual assets are created during everyday business interactions at any place, time or level within an organization. Users can contribute information to NAKS by saving a document, forwarding an e-mail message or leaving a voice message, all without disrupting normal workflow. To store data and provide services for the other software components, NAKS combines a data tagging system with a universal repository to capture data intelligently while managing it flexibly. Data tagging is central to our products and provides structure and form to otherwise unstructured data, allowing information to be stored, measured, queried and shared. Tags are customized for each set of industry-specific application modules to capture specific data intelligently and provide a valuable store of otherwise disconnected types of information. We can also customize data and tags for an individual company's needs. Customers can establish document templates, such as a type of contract and can define specific attributes or data within the document template, such as pricing terms. As the template documents are used, the attributes or data are automatically extracted for efficient retrieval and reuse of information.

    Niku Common.  In the fourth quarter of fiscal 2001, we introduced the Niku Common software development architecture. We are using this architecture in all current development efforts. Niku Common defines a common technical architecture that all product lines must share, and establishes development rules and quality control processes to which all product lines must conform. The Niku Common software development architecture is designed to permit the parallel creation and rapid development and deployment of multiple, easy to integrate product lines. In particular, the Niku Common software development architecture is designed to allow each Niku product line to share code and to shorten development cycles. Although we have not yet completed a substantial product release based on Niku Common, we believe this software development architecture will provide substantial benefits to our company and our customers.

    Research and development expenses were $37.0 million, $10.9 million and $1.6 million in fiscal 2001, 2000 and 1999, respectively.

Sales and Marketing

    We market our products and services principally through our direct sales force. We also have an indirect sales organization that is focused on reaching smaller companies through channel partners such as value added resellers. As of January 31, 2001, there were 31 authorized resellers of our products.

    We also have dedicated technical pre-sales professionals who assist with creating customer-tailored business proposals, product demonstrations and presentations that address the specific needs of each prospective customer. In addition, we have a small telesales organization focused on sales to our installed base and smaller transactions. As of January 31, 2001, we had 312 people in our sales and marketing organization.

Professional Services

    Our professional services assist in the implementation and use of our software products. Our consultants assist customers in all aspects of the implementation process, including requirements assessment, implementation planning and design, content design and creation, data migration, systems integration, deployment and training. Services revenue accounted for 30.9% of our total revenue for the fiscal year ended January 31, 2001, 31.5% of our total revenue for the fiscal year ended January 31, 2000 and all of our total revenue for the fiscal year ended January 31, 1999. As of January 31, 2001, we had 195 people in our professional service organization.

    Third parties with whom we have established relationships also provide implementation and services for our products. As of January 31, 2001, we had approximately 23 implementation partners.

Customer Service and Support

    We offer multiple customer support options, with customer support professionals on call 24 hours a day, seven days a week and available through a toll-free call center. Depending on the support level a customer chooses, we will also assign a single account management point of contact who will oversee all support issues and drive resolution for the customer. As of January 31, 2001, we had 74 customer service and support personnel.

Competition

    The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers' in-house developers and IT departments and by a number of competitors offering products and services that vary in functionality. These include:

  •
  enterprise resource planning software companies such as Oracle, Peoplesoft, SAP and Siebel Systems;

  •
  developers of project management software; and

  •
  developers of professional services automation software.

    A number of companies offer products that provide some of the functionality of our products. We do not believe that any one company has a dominant position in our market as a whole. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the services relationship management market continues to develop. We may not be able to compete successfully against current and future competitors.

Intellectual Property

    We regard substantial elements of our products as proprietary, and protect them by relying primarily on patent, trademark, service mark, copyright and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions.

    We license rather than sell all our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer the software to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We protect our software, documentation, templates and other written materials under trade secret and copyright laws, which afford only limited protection.

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

    We have applied for registration of the trademark of the Niku logo, Niku, eNiku, iNiku, Niku Adaptable KnowledgeStore and NAKS trademarks with the U.S. Patent and Trademark Office. In addition, we have applied to register trademarks in foreign countries. These trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not be issued. Therefore, we cannot assure you that these registrations would, if issued, provide us with significant protection for our trademarks. We rely on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products.

    Any steps we take to protect our intellectual property may be inadequate, time-consuming and expensive. We may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

    Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. Furthermore, our competitors may independently develop similar technologies that substantially limit the value of our intellectual property or design around patents issued to us.

Employees

    As of January 31, 2001, we had a total of 1,049 employees, including 315 employees in research and development, 312 employees in sales and marketing, 195 employees in professional services and training, 74 employees in customer service and support and 153 employees in administration and finance. Of these, 808 employees were located in the United States and 241 employees were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

    Our future success depends upon the continued service of our executive officers who are listed in the section entitled "Item 4A—Executive Officers of the Registrant," particularly Farzad Dibachi, our founder and chief executive officer. None of our executive officers is bound by an employment agreement for any specific term or that prevents him or her from terminating his or her employment at any time. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decided to join a competitor or otherwise compete directly or indirectly with us.

    We believe that we will need to hire additional sales personnel. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications for our business. There is a shortage of qualified personnel, and competition for these personnel is intense in our industry. We may not be able to attract, assimilate or retain new personnel.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We are an early stage company, which makes it difficult to evaluate our current business

    We were incorporated in January 1998 and have a limited operating history. We began licensing our software in December 1998. Therefore, we have only a limited operating history upon which to base an evaluation of our current business and prospects.

Due to our limited operating history, it is difficult to predict our future operating results

    Due to our limited operating history, it is difficult or impossible for us to predict our future operating results. For example, we cannot forecast operating expenses based on our historical results because we have recently introduced and plan to continue to introduce new versions of our software, have acquired a number of companies, and are selling our products in more geographic areas. Also, we forecast our expenses based in part on future revenue projections. Therefore, if we cannot meet these revenue projections, our operating results would be adversely affected.

We have incurred losses throughout our operating history and expect to incur losses for the foreseeable future

    We have experienced operating losses in each quarterly and annual period since we were formed, and we expect to incur losses in the future. As of January 31, 2001, we had an accumulated deficit of $170.4 million. We had net losses of $39.8 million and $130.9 million for the three and 12 months ended January 31, 2001, respectively. As a result of our acquisitions, we will record substantial non-cash charges as goodwill and other intangible assets are amortized over the next three to five years. In addition, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options prior to our initial public offering on February 28, 2000, and subsequently in the month of January 2001. As a result of these factors, we will need to increase our revenue significantly to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenue could decline. Our failure to continue to increase our revenue significantly would seriously harm our business and operating results.

Failure to collect our accounts receivable would adversely affect our cash flows and operating results

    The operation of our business is dependent upon the collection of our accounts receivable. As of January 31, 2001, our accounts receivable, net of allowance for doubtful accounts, was $39.2 million. Our days sales outstanding for the fourth quarter of fiscal 2001 was 132 days. The failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows and operating results.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock would likely decline

    Our operating results could vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter as well as sales and marketing and other expenses for a particular quarter. Other factors that could affect our quarterly operating results include:

  •
  our ability to attract new customers and retain and sell additional products and services to current customers;

  •
  the announcement or introduction of new products or services by us or our competitors;

  •
  changes in the pricing of our products and services or those of our competitors;

  •
  variability in the mix of our product and services revenue in any quarter; and

  •
  the amount and timing of operating expenses and capital expenditures relating to the expansion of our business.

    Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that, in some future periods, our revenue growth or other operating results will be below the expectations of investors. If this occurs, the price of our common stock would likely decline.

We expect to experience seasonality in our sales, which could cause our quarterly operating results to fluctuate

    We expect to experience seasonality in the licensing of our products and sales of our services. For example, we anticipate that revenue may be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, as well as our sales commission structure. We also expect that revenue may decline during summer months, particularly in European markets. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

Our products have a long sales cycle, which makes it difficult to predict our quarterly operating results and may cause these results to vary significantly

    The sales cycle for our products is long, typically from three to six months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our products often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. Our lengthy sales cycle may cause license revenue and other operating results to vary significantly from period to period. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly.

If we fail to strengthen and expand our sales organization, our ability to generate revenue will be limited

    We need to increase the size and efficiency of our sales organization. Our failure to do so could harm our ability to generate revenue. Our sales force is, in large part, new and unproven. If new sales personnel do not become effective in a timely manner, our revenue would be harmed. We also need to expand our direct sales force by hiring additional salespersons and sales management personnel. There is strong competition for qualified sales personnel in our industry, and we may not be able to attract, assimilate or retain sufficient new sales personnel.

If we fail to strengthen and expand our sales channels, our revenue could be adversely affected

    We plan to pursue increased revenue from indirect sales channels, such as value added resellers and other third parties. As of January 31, 2001, 31 companies were authorized to market our products. We are seeking to expand our indirect sales channel by developing more relationships with third parties in the current fiscal year. If we are unsuccessful, it could have an adverse affect on our revenue.

We have sold and continue to sell our products to companies as part of broader business relationships, and revenue from these relationships may not be indicative of future revenue

    We have licensed our products to a number of companies from which we have purchased products and services under separate arrangements. These are generally companies (1) from whom we license software for internal use; (2) from whom we license software for resale or incorporation into our products; or (3) from whom we purchase development or implementation services. During the fiscal years ended January 31, 2001 and 2000, we derived approximately $16.4 million and $3.5 million, respectively, of our total revenue from customers from whom we have purchased products or services, of which approximately $0.6 million and $1.5 million, respectively, involved nonmonetary exchanges.

    Our software licenses to these companies are typically non-exclusive, have a perpetual term and may be terminated only if the terms of the license are violated. Our agreements with companies providing services to or for us have varying terms and may generally be terminated before the end of the term if there is a breach of the agreement. It may be more difficult to license our products and services to potential customers if we do not also agree to use the software products or services that they provide. We cannot assure you that we will be successful in licensing our products to customers without having to enter broader relationships with them.

To date, customers have not deployed our products on a large scale, and we may experience customer dissatisfaction and lost revenue if our products do not accommodate large-scale deployments

    Our software products must be able to accommodate substantial increases in the number of people using them. Our products have not been tested in large-scale customer implementations. If our customers cannot successfully implement large-scale deployments, we could lose some or all of our existing customers and be unable to obtain new customers.

Implementation of our products is difficult, costly and time-consuming, and customers could become dissatisfied if the implementation requires more time, expense or personnel than expected

    Implementation of our products may be difficult, costly and time-consuming. Because we are one of the first companies to offer products designed for services relationship management, many customers will be facing these implementation issues for the first time in the context of services relationship management software. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, our expenses could increase as we seek to satisfy our customers, which would adversely affect our operating results.

    As part of the implementation, our products must integrate with many of our customers' existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time-consuming and expensive and could lead to customer dissatisfaction and increased expenses.

The market for services relationship management software is newly emerging, and customers may not accept our products and services

    The market for services relationship management software products and services is newly emerging. Services organizations have not traditionally automated the management of their business processes. We cannot be certain that this market will continue to develop and grow, or that companies will elect to utilize our products and services rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets and extranets, has not been widely adopted for services relationship management. Companies that have already invested substantial resources in other methods may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will need to continue marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Therefore, demand for and market acceptance of our products and services will be subject to a high level of uncertainty.

If we are unable to introduce new services relationship management products or product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our business will suffer

    The services relationship management market is new and likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products that meet these demands. The development of new or enhanced services relationship management products is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and as customers evaluate the advantages and disadvantages of upgrading to our new products.

Defects in our products could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance and increased costs

    Products as complex as those we offer or are developing frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, loss of market share, failure to achieve market acceptance and increased costs to correct errors, any of which could significantly harm our business.

    Defects or errors could also result in tort or warranty claims. Warranty disclaimers and liability limitation clauses in our customer agreements may not be enforceable. Furthermore, our errors and omissions insurance may not adequately cover us for claims. If a court were to refuse to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry

    Rapidly changing technology and standards may impede market acceptance of our products and services. Our upcoming releases are being designed based upon currently prevailing technologies such as XML/XSL. If new technologies emerge that are incompatible with our products, our key products and services could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to any new technology.

    Additionally, we have designed our products to work with databases such as Oracle Enterprise Server and Microsoft SQL Server and operating systems such as Sun Solaris and Windows NT. Any changes to those databases or systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of operating systems, databases, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses or cause customers to delay evaluation, purchase and deployment of our products.

We depend on implementation, marketing and technology relationships; if our current and future relationships are not successful, our business might be harmed

    We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with:

  •
  the Niku Partners Network of consulting firms; and

  •
  third-party vendors of software, such as Actuate, Allaire, Extensity, Fulcrum, Microsoft, Oracle, Sun and Verity, whose products or technologies, such as development tools, databases and search engines, we incorporate into or integrate with our products.

    We depend on these companies to implement our products for customers, promote our products, provide our direct sales force with customer leads and provide enhanced functionality to our products. Some of these relationships are not documented in writing, or are governed by agreements that can be terminated by either party with little or no penalty or prior notice and do not provide for minimum payments to us. Companies with which we have an implementation, marketing or technology relationship may promote products or services of several different companies, including, in some cases, products or services that compete with our products and services. These companies may not devote adequate resources to selling or promoting our products and services. We may not be able to maintain these relationships or enter into additional relationships in the future.

Our increased international activities may not result in increased revenue

    We have expanded our operations into Canada, Europe and the Asia-Pacific region. In the future, we intend to further expand our operations in Europe and the Asia-Pacific region. In connection with this expansion, we will have to accommodate the longer sales cycles that exist in international markets. We also will need to develop internationalized versions of our products and our marketing and sales materials. Therefore, we expect to commit significant resources to expanding our international sales, marketing and development. We may not be successful in marketing our products and services to customers in markets outside the United States. In this case, there will be insufficient revenue to offset the expenditures we make and our operating results will be adversely impacted.

Increased international activities will expose us to additional operational challenges that we might not otherwise face

    As we expand our international activities, we will increasingly be exposed to operational challenges that we would not face if we conducted our operations only in the United States. These include:

  •
  currency exchange rate fluctuations, particularly if we sell our products in denominations other than U.S. dollars;

  •
  the longer sales cycles in international markets;

  •
  seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;

  •
  tariffs, export controls and other trade barriers;

  •
  difficulties in collecting accounts receivable in foreign countries;

  •
  the burdens of complying with a wide variety of foreign laws;

  •
  reduced protection for intellectual property rights in some countries, particularly in Asia; and

  •
  the need to develop internationalized versions of our products and marketing and sales materials.

There is competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share

    The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers' in-house developers and IT departments and by a number of competitors offering products and services that vary in functionality. These include:

  •
  enterprise resource planning software companies such as Oracle, Peoplesoft, SAP and Siebel Systems;

  •
  developers of project management software; and

  •
  developers of professional services automation software.

    A number of companies offer products that provide some of the functionality of our products. We do not believe that any one company has a dominant position in our market as a whole. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the services relationship management market continues to develop. We may not be able to compete successfully against current and future competitors.

Because we have expanded our operations, our success will depend on our ability to manage our growth, improve our existing systems and implement new systems, procedures and controls

    We have rapidly and significantly expanded our operations. Much of this growth has come from the acquisition of other companies. This growth has placed, and continues to place, a significant strain on our managerial, operational, financial and other resources. To execute successfully, we must manage our acquired operations effectively and improve our financial and management controls, reporting systems and procedures on a timely basis. We may not be able to manage our growth effectively.

Acquisitions may present risks to our business

    Past and potential future acquisitions create and could create risks and expenses for us, including:

  •
  amortization of goodwill and other intangible assets;

  •
  difficulties in assimilating the acquired personnel, operations, technologies or products;

  •
  the inability to market and license our products effectively to the acquired company's customers;

  •
  unanticipated costs associated with the acquisitions;

  •
  the need to manage geographically dispersed operations;

  •
  diversion of management's attention from other business concerns;

  •
  the inability to retain the acquired employees; and

  •
  adverse effects on our or the acquired company's existing business relationships.

    To varying degrees, these risks have been evident in our acquisitions to date. If we experience ongoing difficulties in assimilating acquired businesses, products or technologies, our business could be disrupted, our management and employees could be distracted and we could incur increased expenses. Furthermore, we may issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders. We may also incur debt or assume unknown liabilities in connection with acquisitions.

The goodwill and other intangible assets we recorded as a result of our acquisitions may become impaired

    We have acquired six companies since we were incorporated: ABT Corporation in August 2000, bSource.com, Inc. in July 2000, 600 Monkeys, Inc. in May 2000, Legal Anywhere, Inc. in January 2000, Proamics Corporation in December 1999 and Alyanza in December 1998, all of which were accounted for as purchase business combinations. In conjunction with these acquisitions, we recorded $118.7 million in goodwill and $77.5 million in other intangible assets. As of January 31, 2001, our stock price had declined significantly since the respective valuation dates of the shares issued in connection with each acquisition.

Subsequent to January 31, 2001, our stock price has continued to decline. Due to these changes, along with changes in the markets in which we compete and the United States and global economy, we have begun a process to determine whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include a detailed analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our detailed analysis and investigation, we determine that there has been an impairment of goodwill and other intangibles assets, the carrying value of these assets will be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results if and when it is recorded.

We may not be able to realize the carrying value of our prepaid royalties if we do not generate revenue from third party technologies that we license

    We have entered into arrangements to pay royalties to third parties in exchange for the right to resell their products or integrate their software into our products. These royalties are payable either on a per unit basis or based on a specified percentage of revenue generated from sales included in the integrated product for the contractual term of the respective royalty arrangement. As of January 31, 2001, we have prepaid royalties of approximately $8.2 million and we are also committed to pay additional minimum royalties of approximately $5.7 million. These royalties will be amortized to cost of license revenue when our products incorporating the license of third-party software are sold to our customers. We have currently resold some of these products or incorporated them into our products. If we are not able to incorporate these technologies into our products or our products incorporating these technologies do not achieve market acceptance, we may be unable to realize the carrying value of our prepaid royalties. In addition, we could be required to pay further royalties even if we do not generate revenue from the sale of the third-party technology or from the license of products incorporating that technology. In February 2001, a vendor to which we prepaid a portion of our royalties experienced a change in control. As a result of this change in circumstances, there is additional uncertainty as to whether the amounts prepaid by us will be fully realizable. Should we determine that a portion of our prepaid royalties associated with this vendor is not realizable, it would result in a charge to our operations in the first quarter of fiscal 2002.

We depend on the continued services of our executive officers

    Our future success depends upon the continued service of our executive officers who are listed in the section entitled "Item 4A—Executive Officers of the Registrant," particularly Farzad Dibachi, our founder and chief executive officer. None of our executive officers is bound by an employment agreement for any specific term or that prevents him or her from terminating his or her employment at any time. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decided to join a competitor or otherwise compete directly or indirectly with us.

In order to grow our business, we must attract and retain qualified personnel at a time when competition for personnel in our industry is intense

    We believe that we will need to hire additional sales personnel. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications for our business. There is a shortage of qualified personnel, and competition for these personnel is intense in our industry. We may be unable to attract, assimilate or retain new personnel.

We are uncertain of our ability to obtain additional financing for our future capital needs

    We may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products, respond to competitive pressures or acquire complementary businesses, products or technologies. We may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

We might not be able to protect and enforce our intellectual property rights

    We regard substantial elements of our products as proprietary and attempt to protect them by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time-consuming and expensive. We may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

    It is possible that no patents will issue from our current or future patent applications. Any patents that do issue may not provide us with any competitive advantages over, or may be challenged by, third parties. We have applied for, but have not received, registration of, among other marks, the Niku logo, Niku, eNiku, iNiku, Niku Adaptable KnowledgeStore and NAKS trademarks with the U.S. Patent and Trademark Office. We rely on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our software.

    Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. Furthermore, our competitors may independently develop similar technologies that substantially limit the value of our intellectual property or design around patents issued to us.

Third parties might bring infringement claims against us or our customers that could harm our business

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software industry. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services increasingly overlap with competitive offerings. In addition, as part of our product licenses, we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management's attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all.

The success of our business depends on the adoption of the Internet for electronic commerce and communications

    Our business is based on providing software for services organizations using the Internet. Therefore, in order for our business to be successful, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce and communication by these organizations. Because electronic commerce and communication over the Internet are new and evolving, it is difficult to predict the adoption rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including, but not limited to:

  •
  potentially inadequate development of network infrastructure;

  •
  security concerns, including the potential for fraud or theft of stored data and information communicated over the Internet;

  •
  inconsistent quality of service, including well-publicized down times for popular websites;

  •
  lack of availability of cost-effective, high-speed service;

  •
  limited numbers of local access points for corporate users;

  •
  delay in the development of enabling technologies or adoption of new standards;

  •
  inability to integrate business applications with the Internet;

  •
  the need to operate with multiple and frequently incompatible products; and

  •
  a lack of tools to simplify access to and use of the Internet.

Increasing governmental regulation of the Internet could limit the market for our products

    A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet. Legislation or regulation could dampen the growth in Internet usage and decrease or limit its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation, regulation or application of existing laws could expose companies involved in electronic commerce to increased liability, which could limit the growth of electronic commerce generally.

Security risks of electronic commerce may deter future use of our products

    A fundamental requirement of conducting Internet-based electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of our customers' networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the security measures of our products and services. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches.

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

  •
  authorizing the issuance of preferred stock without stockholder approval;

  •
  providing for a classified board of directors with staggered, three-year terms;

  •
  prohibiting cumulative voting in the election of directors;

  •
  requiring two-thirds of the outstanding shares to approve amendments to some provisions of our certificate of incorporation and bylaws;

  •
  requiring a majority of the stockholders to call stockholders meetings; and

  •
  prohibiting stockholder actions by written consent.

Rising energy costs and power system shortages in California may result in increased operating expenses and harm to our operations due to power loss

    California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including those for natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, a sustained or frequent power failure could disrupt our operations and the operations of our third party service providers, which would limit our ability to provide our products and services to our customers, harm our customer relationships and have an adverse effect on our operating results.

The current economic downturn has impacted demand for our products and services and may adversely affect future revenue

    The majority of our revenue has been and is expected to continue to be derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the services relationship management market. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our target markets, and in particular, have increased the average length of our sales cycles. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced.

The market price for our common stock is volatile and could result in a decline in the value of your investment

    The market price of our common stock, like that of many other early-stage software companies is extremely volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

  •
  variation in our quarterly operating results;

  •
  announcements of new product or service offerings by us or our competitors;

  •
  announcement of new customer relationships by us or our competitors;

  •
  changes in market valuations of comparable companies;

  •
  additions to, or departures of, our executive officers; and

  •
  conditions and trends in the Internet and electronic commerce industries.

    Further, the stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

Item 2. Properties

    Our principal executive office occupies 55,870 square feet in Redwood City, California under a lease that expires in June 2005. We recently leased a 75,945 square foot headquarters facility in Redwood City, California. The lease for the new headquarters will commence upon possession of this facility and will have a term of 15 years. We expect possession of the facility to occur in the quarter ending July 31, 2001. Our research and development operations occupy leased facilities in two locations in the United States. Our sales and support operations occupy leased facilities in 11 locations in the United States, eight locations in Europe, two locations in Canada and two locations in the Asia-Pacific region. These leases expire at various dates between June 2001 and April 2006.

    We believe that our facilities will be adequate to meet our needs for the foreseeable future and that we will be able to obtain any additional space that we may require for sales offices.

Item 3. Legal Proceedings

    Niku is not currently a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 4A. Executive Officers of the Registrant

    Our executive officers and their ages and positions as of March 31, 2001 were as follows:

Name	Age	Position
Farzad Dibachi	37	Chief Executive Officer and Chairman of the Board of Directors
Joshua Pickus	40	President, Worldwide Business Relations and Acting Chief Financial Officer
Richard N. LaBarbera	53	President, Global Operations
Rhonda Dibachi	39	Executive Vice President of Planning and Strategy

    Farzad Dibachi has served as our chief executive officer and chairman of the board of directors since he co-founded Niku in January 1998. From October 1995 to August 1997, Mr. Dibachi was a co-founder and the president and chief executive officer of Diba, Inc., an information appliance software company, until it was sold to Sun Microsystems, Inc. in August 1997. From June 1994 to October 1995, he served as senior vice president, new media division for Oracle Corporation, a database company. From June 1993 to June 1994, he was vice president, marketing for Oracle's tools division and senior director of product development in Oracle's desktop products division. Mr. Dibachi holds a B.S. in mechanical engineering and a B.A. in computer science from San Jose State University. Mr. Dibachi is married to Rhonda Dibachi, our executive vice president of planning and strategy.

    Joshua Pickus has served as our president, worldwide business relations since January 2001. In February 2001, Mr. Pickus also became our acting chief financial officer. From November 1999 to January 2001, Mr. Pickus served as our president, vertical markets. From April 1999 to November 1999, Mr. Pickus was a general partner of the Spinnaker Crossover Fund of Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Before joining Venture Law Group, Mr. Pickus was a partner at Morrison & Foerster, an international law firm. Mr. Pickus holds an A.B. in public and international affairs from Princeton University and a J.D. from the University of Chicago Law School.

    Richard N. LaBarbera has served as our president, global operations since January 2001. From November 2000 to December 2000, he served as our president, worldwide field operations. From October 1997 to November 2000, Mr. LaBarbera was a senior vice president and general manager of the enterprise solutions division of Sybase, Inc, a database software company. From October 1997 to May 1998, he also served as senior vice president and general manager for Sybase's worldwide services organization, as well as Sybase University. From March 1995 to September 1997, Mr. LaBarbera served as the senior vice president and general manager of IT services and IT networks in the Americas for Siemens

Pyramid/Nixdorf, an e-business company. Prior to March 1995, Mr. LaBarbera also held various management and executive positions at IBM, Storage Technologies, Amdahl, and Octel Communications. Mr. LaBarbera holds an M.B.A from Georgia State University.

    Rhonda Dibachi has served as our executive vice president of planning and strategy since January 2001. From May 1998 to January 2000, Ms. Dibachi served as our senior vice president of development. From October 1997 to April 1998, Ms. Dibachi was the director of quality assurance at Webvan Group, Inc., an Internet-based retailer of groceries. From July 1996 to October 1997, Ms. Dibachi served as a software testing consultant at Software Development Technologies, a software technology company. From September 1989 to May 1996, she worked at the applications division of Oracle Corporation where she held a number of positions, including development manager, architect and director of testing. Ms. Dibachi holds a B.S. in nuclear engineering from Northwestern University and an M.B.A. from Santa Clara University. Ms. Dibachi is married to Farzad Dibachi, our chief executive officer and chairman of our board of directors.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information for Common Stock

    Our common stock is traded on the Nasdaq National Market under the symbol "NIKU." Our initial public offering of stock was on February 28, 2000 at $24.00 per share. The table below presents the high and low closing sales prices for our common stock as reported by the Nasdaq National Market for each quarter that our common stock has been publicly traded.

	Quarter Ended
	January 31, 2001	October 31, 2000	July 31, 2000	April 30, 2000(1)
Price range per share:
Low	$6.19	$12.00	$15.06	$17.06
High	$18.56	$27.06	$37.50	$101.94

(1)
For the period from February 28, 2000 to April 30, 2000.

Dividends

    Our present policy is to retain earnings, if any, to finance future growth. We have never declared or paid any cash dividends on our capital stock and have no present intention of paying any cash dividends in the foreseeable future. In addition, our loan agreements prohibit us from paying dividends without the consent of our lenders.

Stockholders of Record

    At April 1, 2001, we had approximately 1,090 holders of record of our common stock.

Item 6. Selected Consolidated Financial Data

    The following selected consolidated financial data (in thousands, except per share data) should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. We have a fiscal year that ends on the

Saturday nearest January 31. Our fiscal year 2001 ended on January 27, 2001. For presentation purposes in this annual report on Form 10-K, we refer to our fiscal year end as January 31.

	Years Ended January 31,
	2001	2000	1999
Consolidated Statements of Operations Data:
Total revenue	$68,922	$8,157	$15
Cost of revenue	20,622	2,620	4
Gross profit	48,300	5,537	11
Operating loss	(141,000)	(37,036)	(3,150)
Net loss	(130,876)	(36,487)	(3,020)
Basic and diluted net loss per share	$(1.96)	$(5.61)	$(0.62)
Shares used in computing basic and diluted net loss per share	66,865	6,506	4,882
	January 31,
	2001	2000	1999
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$153,379	$44,515	$5,147
Working capital	135,837	32,691	4,786
Total assets	393,067	112,525	6,555
Long-term obligations, less current portion	268	1,725	—
Redeemable convertible preferred stock and warrants	—	100,919	8,259
Accumulated deficit	(170,383)	(39,507)	(3,020)
Total stockholders' equity (deficit)	318,393	(12,269)	(2,363)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our license revenue, cost of license revenue, operating expenses, amortization of intangible assets and capital needs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in Item 1 under the heading "Business—Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

Overview

    We design, develop and market software for service organizations in large enterprises. Service organizations include internal information technology, or IT, departments, consulting organizations, product development groups, and other organizations rendering services inside and outside the enterprise. Our software allows teams within these organizations to manage people and projects, to capture and reuse knowledge and to account for project-related activities. Our software also provides executives and managers with visibility into projects, project portfolios and businesses, enabling informed decision-making. We believe that our software enables service organizations to deliver results more efficiently and effectively, thereby securing a competitive advantage.

    We derive revenue principally from licenses of our Niku Enterprise Manager and Niku Portfolio Manager products, maintenance and support and delivery of implementation services. We sell our products primarily through our direct sales force. We also sell our products indirectly through channel partners such as value added resellers.

    Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Niku obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. Sales to value added resellers are recognized upon sell-through to the end-user customer. We consider fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

    Revenue from multiple-element software arrangements is recognized using the residual method. The determination of the fair value of maintenance and support and of consulting services is based on objective evidence that is specific to us. The residual value of arrangements is allocated to the software licenses.

    Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, license and service revenue under the arrangement is recognized as the services are performed. When services are not considered essential, the revenue allocable to the consulting services is recognized as the services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

    License revenue includes product licenses to companies from which we have purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: (1) software licensed for our internal use; (2) software licensed for resale or incorporation into our products; and (3) development or implementation services. For reciprocal arrangements, we consider Accounting Principles Board, or APB, No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force, or EITF, Issue No. 86-29, Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No.  29, Accounting for Nonmonetary Transactions, to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB No. 29 and EITF Issue No. 86-29. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining these fair values, we consider the recent history of cash sales of the same products or services in similar sized transactions. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, generally zero. Revenue recognized under reciprocal arrangements was approximately $16.4 million and $3.5 million during the fiscal years ended January 31, 2001 and 2000, respectively, of which approximately $630,000 and $1.5 million, respectively, involved nonmonetary exchanges.

    Deferred revenue includes amounts billed to customers for which revenue have not been recognized. Deferred revenue generally results from the following: (1) deferred maintenance and support; (2) consulting services not yet rendered; and (3) amounts billed to customers with extended payment terms, which amounts are not yet due.

    On August 5, 2000, we acquired ABT Corporation, a privately-held company located in New York City, New York. ABT was a provider of enterprise project management solutions for information technology organizations. The acquisition was accounted for as a purchase, with ABT's results of operations included from the date of acquisition. The total purchase price for the transaction was $107.4 million, including direct acquisition-related costs of $3.0 million. We issued 3,952,679 shares of our common stock for all of ABT's outstanding capital stock valued at $91.5 million and made a cash payment of $10.0 million. We also issued options to purchase 161,814 shares of our common stock with an aggregate value of $2.9 million. In addition, we will issue options to purchase up to 163,000 shares of our common stock on August 9, 2001, at which time the then fair value of the options will be recorded as additional goodwill and amortized over the remaining useful life of the goodwill. Of the total purchase price of the transaction, $1.7 million was allocated to the net tangible liabilities acquired based on their estimated fair values as of the date of the acquisition, $59.0 million was allocated to goodwill and $50.1 million was allocated to other intangible assets, representing $31.8 million for customer lists, $12.7 million for developed and core technologies and $5.6 million for assembled workforce. The goodwill and other intangible assets are being amortized on a straight-line basis over a two to five-year period. In connection with the acquisition, we recorded deferred stock-based compensation in the amount of $5.1 million, of which $2.0 million is being amortized over the vesting period of 24 months, $2.8 million is being amortized over the vesting period of 12 months, and $300,000 was amortized over the vesting period of three months, in a manner consistent with FASB Interpretation No. 28.

    In the fourth quarter of fiscal 2001, we changed the estimate for our fringe benefits accruals resulting in a cost reduction of approximately $2.7 million in the fourth quarter of fiscal 2001, including a $420,000 reduction in cost of services revenue, $1.0 million reduction in sales and marketing expense, $981,000 reduction in research and development expense and $308,000 reduction in general and administrative expense. This change in estimate resulted in a decrease in basic and diluted net loss per share of $0.04 for the quarter ended January 31, 2001.

Results of Operations

    The following table sets forth our results of operations as a percentage of total revenue:

	Years Ended January 31,
	2001	2000	1999
Revenue:
License	63.9%	67.2%	—%
Services	30.9	31.5	100.0
Marketplace	5.2	1.3	—

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	4.4	4.9	—
Services	25.5	27.2	26.7
Marketplace	—	—	—

Total cost of revenue	29.9	32.1	26.7

Gross profit	70.1	67.9	73.3

Operating expenses:
Sales and marketing	98.7	190.3	1,933.3
Research and development	53.7	133.9	10,720.0
General and administrative	19.0	58.1	6,640.0
Stock-based compensation	42.1	110.5	1,633.3
Amortization of goodwill and other intangible assets	52.2	29.1	146.7
Merger related expenses	6.2	—	—
Exit costs for business line	2.8	—	—

Total operating expenses	274.7	521.9	21,073.3

Operating loss	(204.6)	(454.0)	(21,000.0)
Interest and other income, net	14.7	6.7	866.7

Net loss	(189.9)%	(447.3)%	(20,133.3)%

Comparison of Fiscal Years Ended January 31, 2001, 2000 and 1999

Revenue

    License.  License revenue consists of licenses of our software products. License revenue was $44.0 million, $5.5 million and $0 in fiscal 2001, 2000 and 1999, respectively, increasing 703.8% from fiscal 2000 to 2001. The increase in license revenue in fiscal 2001 was primarily due to increases in licenses to new customers as a result of increased headcount in our sales force, expanded marketing efforts and penetration of the ABT installed base. The increase in license revenue in fiscal 2000 from no revenue in fiscal 1999 was primarily due to licenses to new customers resulting from increased headcount in our sales force and, to a lesser extent, the commencement of international operations. License revenue has been derived primarily from the licenses of our Niku Enterprise Manager and Niku Portfolio Manager products.

    Services.  Services revenue consists of revenue from the delivery of implementation consulting services of $12.9 million and maintenance and support contracts of $8.4 million. Services revenue was $21.3 million, $2.6 million and $15,000 in fiscal 2001, 2000 and 1999, respectively. These increases resulted primarily from increased customer implementations and maintenance and support arrangements.

    Marketplace.  Marketplace revenue consists of revenue from transactions that primarily include, but are not limited to, Niku Services Marketplace projects, subscriptions for solutions delivered in an application service provider, or ASP, mode and sponsorship arrangements, such as advertising and affiliations. Marketplace revenue was $3.6 million, $104,000 and $0 in fiscal 2001, 2000 and 1999, respectively. These increases resulted primarily from increases in sponsorship arrangements and subscriptions for solutions delivered in an ASP mode.

Cost of Revenue

    Cost of license revenue.  Cost of license revenue includes royalties due to third parties and product packaging, documentation and shipping costs. Cost of license revenue was $3.0 million, $400,000 and $0 in fiscal 2001, 2000 and 1999, respectively. Cost of license revenue as a percentage of license revenue represented 6.9%, 7.3% and 0% in fiscal 2001, 2000 and 1999, respectively. The increase in cost of license revenue in absolute dollars in fiscal 2001 and 2000 was primarily attributable to increases in royalties due to third parties as a result of increases in license revenue.

    Cost of services revenue.  Cost of services revenue includes salaries and related expenses for our post-contract customer support and implementation consulting services and the costs of third parties contracted to provide consulting services to our customers. Cost of services revenue was $17.6 million, $2.2 million and $4,000 in fiscal 2001, 2000 and 1999, respectively. Cost of services revenue as a percentage of total services revenue represented 82.5%, 86.3% and 26.7% in fiscal 2001, 2000 and 1999, respectively. The increase in cost of services revenue in absolute dollars in fiscal 2001 and 2000 was primarily attributable to an increase in the number of professional service personnel to 195 employees in fiscal 2001 from 70 employees in fiscal 2000 and from two employees in fiscal 1999. The increase in the number of personnel in fiscal 2001 was primarily due to the acquisition of ABT. Cost of services revenue also increased due to services revenue derived from the delivery of implementation consulting services and post-contract customer support.

    Cost of marketplace revenue.  Cost of marketplace revenue includes the costs to support our marketplace, such as hosting costs. Cost of marketplace revenue was $25,000, $0 and $0 in fiscal 2001, 2000 and 1999, respectively.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, public relations, marketing materials, trade shows and bad debt expense. Sales and marketing expenses were $68.0 million, $15.5 million and $290,000 in fiscal 2001, 2000 and 1999, respectively, representing 98.7%, 190.3% and 1,933.3% of total revenue in the respective year. The increase in sales and marketing expenses in absolute dollars in fiscal 2001 and 2000 was primarily attributable to an increase in the number of personnel to 312 employees in fiscal 2001 from 120 employees in fiscal 2000 and from nine employees in fiscal 1999. Approximately half of the increase in the number of personnel in fiscal 2001 was due to the acquisition of ABT. Sales and marketing expenses also increased due to increases in advertising, travel-related costs, commissions, tradeshows, bonuses and bad debt expense. Additional costs incurred during fiscal 2001 included our first users' conference and a new branding campaign. We anticipate that sales and marketing expenses will increase in absolute dollars as we continue to expand our domestic and international sales and marketing efforts.

    Research and development.  Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs incurred prior to commercial production. Research and development expenses were $37.0 million, $10.9 million and $1.6 million in fiscal 2001, 2000 and 1999, respectively, representing 53.7%, 133.9% and 10,720.0% of total revenue in the respective year. The increase in research and development expenses in absolute dollars in fiscal 2001 and 2000 was primarily attributable to an increase in the number of personnel to 315 employees in fiscal 2001 from 140 employees in fiscal 2000 and from 23 employees in fiscal 1999. Approximately half of the increase in the number of personnel in fiscal 2001 was due to the acquisition of ABT. In fiscal 2001, we released two versions of our Enterprise Manager products.

    General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for finance and human resource employees, as well as legal and other professional fees. General and administrative expenses were $13.1 million, $4.7 million and $996,000 in fiscal 2001, 2000 and 1999, respectively, representing 19.0%, 58.1% and 6,640.0% of total revenue in the respective year. The increase in general and administrative expenses in absolute dollars in fiscal 2001 and 2000 was primarily attributable to an increase in the number of personnel to 153 employees in fiscal 2001 from 60 employees in fiscal 2000 and from seven employees in fiscal 1999. Approximately half of the increase in the number of personnel in fiscal 2001 was due to the acquisition of ABT. General and administrative expenses also increased due to increases in administrative and professional services fees.

    Stock-based compensation.  In fiscal 2001, 2000 and 1999, we recorded deferred stock-based compensation of $30.7 million, $24.0 million and $1.7 million, respectively, relating to stock options granted to employees and non-employees and restricted stock sold in fiscal 2001, 2000 and 1999, and options granted in conjunction with the acquisition of ABT. Amortization of stock-based compensation was $29.0 million, $9.0 million and $245,000 in fiscal 2001, 2000 and fiscal 1999, respectively. Amortization of stock-based compensation is estimated to be approximately $13.4 million, $4.8 million, $1.2 million and $17,000 in fiscal 2002, 2003, 2004 and 2005, respectively.

    Amortization of goodwill and other intangible assets.  Amortization of goodwill and other intangible assets was $35.9 million, $2.4 million and $22,000 in fiscal 2001, 2000 and 1999, respectively. The increase in amortization of goodwill and other intangible assets was primarily due to the acquisition of Proamics in December 1999, Legal Anywhere in January 2000, 600 Monkeys in May 2000, bSource.com in July 2000 and ABT in August 2000. Amortization of goodwill and other intangible assets included approximately $10.2 million, $1.0 million and $0 relating to the amortization of developed and core technologies in fiscal 2001, 2000 and 1999, respectively. We expect amortization expense of approximately $50.8 million, $46.2 million, $27.3 million, $23.8 million and $9.7 million in fiscal 2002, 2003, 2004, 2005 and 2006, respectively. In addition, we may have additional acquisitions in future periods that could give rise to additional goodwill or other intangible assets being acquired, thereby increasing our amortization in future periods.

    These acquisitions, plus Alyanza that was acquired in December 1998, were all accounted for as purchase business combinations. In conjunction with these acquisitions, we recorded $118.7 million in goodwill and $77.5 million in other intangible assets. As of January 31, 2001, our stock price had declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. Subsequent to January 31, 2001, our stock price has continued to decline. Due to these changes, along with changes in the markets in which we compete and the United States and global economy, we have begun a process to determine whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include a detailed analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our detailed analysis and investigation, we determine that there has been an impairment of goodwill and other intangibles assets, the carrying value of these assets will be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results if and when it is recorded.

    Merger related expenses.  Merger related expenses were incurred in conjunction with the acquisition of ABT. Merger related expenses were primarily integration costs and were paid prior to January 31, 2001.

    Exit costs for business line.  In January 2001, we decided to discontinue our iNiku product line. Exit costs represent costs that are not associated with and do not benefit activities of our other operations. Exit costs recognized included costs to terminate our relationships with iNiku's website hosting-service provider and content provider, prepaid royalties and prepaid marketing costs. As of January 31, 2001, we have paid $975,000 in exit costs for business line.

Interest and Other Income, Net

    Interest and other income, net.  Interest and other income, net, consists of interest income, interest expense and other non-operating expenses. The net increase was primarily attributable to higher average invested cash and short-term investment balances, which yielded higher interest income in fiscal 2001 than in fiscal 2000 and fiscal 1999.

Liquidity and Capital Resources

    Since inception, we have financed our operations through private sales of capital stock, with net proceeds of $68.0 million through January 31, 2001, through our initial public offering of common stock in February 2000, with net proceeds of $202.5 million and from bank loans and equipment leases. These proceeds are used for working capitalof our business. As of January 31, 2001, we had cash, cash equivalents and short-term investments of $153.4 million and $135.8 million in working capital.

    Net cash used in operating activities was $87.0 million, $20.6 million and $2.8 million in fiscal 2001, 2000 and 1999, respectively. Net cash used in operating activities in fiscal 2001 primarily resulted from a net loss of $130.9 million and increases in accounts receivable and prepaid and other current assets, offset in part by amortization of goodwill and other intangible assets and stock-based compensation. Net cash used in fiscal 2000 primarily resulted from a net loss of $36.5 million and an increase in accounts receivable, offset in part by stock-based compensation, and increases in accounts payable, accrued liabilities and deferred revenue. Net cash used in fiscal 1999 primarily resulted from a net loss of $3.0 million.

    Net cash used in investing activities was $48.7 million, $20.9 million and $366,000 in fiscal 2001, 2000 and 1999, respectively. Net cash used in investing activities in fiscal 2001 and 2000 primarily resulted from net purchases of short-term investments and purchases of property and equipment. Net cash used in fiscal 1999 primarily resulted from purchases of property and equipment and cash paid for acquisitions.

    Net cash provided by financing activities was $216.2 million, $64.0 million and $8.3 million in fiscal 2001, 2000 and 1999, respectively. Net cash provided by financing activities in fiscal 2001 primarily resulted from proceeds from our initial public offering and net proceeds from bank borrowings, offset in part by repayments of debt and capital lease obligations. Net cash provided in fiscal 2000 primarily resulted from net proceeds from issuance of redeemable convertible preferred stock, proceeds from loans and net proceeds from bank borrowings. Net cash provided in fiscal 1999 primarily resulted from net proceeds from issuance of redeemable convertible preferred stock.

    In September 1999, we entered into a loan and security agreement with a financial institution providing a line of credit of up to $4.0 million. This line of credit was subsequently increased to $10.0 million in July 2000 and to $25.0 million in January 2001. As of January 31, 2001, we had borrowings of $25.0 million outstanding under the line of credit. Interest on this line of credit accrues at a rate of 9.25% per annum. The line of credit was repaid in full in February 2001. We also entered into a lease financing arrangement providing a lease line of credit of up to $4.6 million which we have utilized in full.

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

    We have entered into arrangements to pay royalties to third parties in exchange for the right to resell their products or integrate their software into our products. These royalties are payable either on a per unit basis or based on a specified percentage of revenue generated from sales included in the integrated product for the contractual term of the respective royalty arrangement. As of January 31, 2001, we have prepaid royalties of approximately $8.2 million and we are also committed to pay additional minimum royalties of approximately $5.7 million. These royalties will be amortized to cost of license revenue when our products incorporating the license of third-party software are sold to our customers. We have currently resold some of these products or incorporated them into our products. If we are not able to incorporate these technologies into our products or our products incorporating these technologies do not achieve market acceptance, we may be unable to realize the carrying value of our prepaid royalties. In addition, we could be required to pay further royalties even if we do not generate revenue from the sale of the third-party technology or from the license of products incorporating that technology. In February 2001, a vendor to which we prepaid a portion of our royalties experienced a change in control. As a result of this change in circumstances, there is additional uncertainty as to whether the amounts prepaid by us will be fully realizable. Should we determine that a portion of our prepaid royalties associated with this vendor is not realizable, it would result in a charge to our operations in the first quarter of fiscal 2002.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We are required to adopt SFAS No. 133 effective February 1, 2001. Management has determined that the adoption of SFAS No. 133 will not have a material effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We develop products in the United States and market our products in North America and, to a lesser extent, Europe and the Asia-Pacific region. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of our sales are currently made in U.S. dollars, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency as our operating expenses in each of our foreign subsidiaries is the local currency. We currently do not use financial instruments to hedge operating expenses by our European and Asia-Pacific subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our investments consist primarily of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Due to the short-term nature of our investments and the short-term and variable interest rate features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

Item 8. Financial Statements and Supplemental Data

    The following consolidated financial statements, and the related notes hereto, of Niku Corporation and subsidiaries and the Independent Auditors' Report are filed as part of this annual report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Niku Corporation:

    We have audited the accompanying consolidated balance sheets of Niku Corporation and subsidiaries (the Company) as of January 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niku Corporation and subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ KPMG LLP

Mountain View, California
February 22, 2001

NIKU CORPORATION AND SUBSIDIARES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$108,160	$27,650
Short-term investments	45,219	16,865
Accounts receivable, net of allowances of $6,440 and $2,183 as of January 31, 2001 and 2000, respectively	39,232	8,261
Prepaid expenses and other current assets	17,632	2,065

Total current assets	210,243	54,841
Property and equipment, net	19,932	6,048
Deposits and other assets	5,061	1,952
Goodwill and other intangible assets, net	157,831	49,684

Total assets	$393,067	$112,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$9,121	$6,172
Accrued liabilities	20,750	5,997
Current portion of long-term obligations	25,458	5,720
Deferred revenue	19,077	4,261

Total current liabilities	74,406	22,150
Long-term obligations, less current portion	268	1,725

Total liabilties	74,674	23,875

Commitments
Redeemable convertible preferred stock and warrants: $0.0001 par value; zero and 51,910,282 shares authorized as of January 31, 2001 and 2000, respectively; zero and 47,619,497 shares issued and outstanding as of January 31, 2001 and 2000, respectively; aggregate liquidation preference of $0 and $123,828 as of January 31, 2001 and 2000, respectively	—	100,919

Stockholders' equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.0001 par value; 250,000,000 and 100,000,000 shares authorized as of January 31, 2001 and 2000, respectively; 76,637,666 and 12,355,419 shares issued and outstanding as of January 31, 2001 and 2000, respectively	7	1
Additional paid-in capital	513,463	46,796
Deferred stock-based compensation	(19,365)	(17,745)
Notes receivable from stockholders	(5,353)	(1,814)
Accumulated other comprehensive income	24	—
Accumulated deficit	(170,383)	(39,507)

Total stockholders' equity (deficit)	318,393	(12,269)

Total liabilities and stockholders' equity (deficit)	$393,067	$112,525

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended January 31,
	2001	2000	1999
Revenue:
License	$44,047	$5,480	$—
Services	21,309	2,573	15
Marketplace	3,566	104	—

Total revenue	68,922	8,157	15

Cost of revenue:
License	3,018	400	—
Services (exclusive of stock-based compensation of $991, $69 and $0 for the years ended January 31, 2001, 2000 and 1999, respectively)	17,579	2,220	4
Marketplace	25	—	—

Total cost of revenue	20,622	2,620	4

Gross profit	48,300	5,537	11

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $16,860, $5,205 and $56 for the years ended January 31, 2001, 2000 and 1999, respectively)	68,041	15,521	290
Research and development (exclusive of stock-based compensation of $5,264, $3,155 and $90 for the years ended January 31, 2001, 2000 and 1999, respectively)	37,031	10,920	1,608
General and administrative (exclusive of stock-based compensation of $5,930, $585 and $99 for the years ended January 31, 2001, 2000 and 1999, respectively)	13,108	4,737	996
Stock-based compensation	29,045	9,014	245
Amortization of goodwill and other intangible assets	35,902	2,381	22
Merger related expenses	4,263	—	—
Exit costs for business line	1,910	—	—

Total operating expenses	189,300	42,573	3,161

Operating loss	(141,000)	(37,036)	(3,150)
Interest income and other income (expense), net	10,455	1,268	130
Interest expense	(331)	(719)	—

Net loss	$(130,876)	$(36,487)	$(3,020)

Basic and diluted net loss per share	$(1.96)	$(5.61)	$(0.62)

Shares used in computing basic and diluted net loss per share	66,865	6,506	4,882

Comprehensive loss:
Net loss	$(130,876)	$(36,487)	$(3,020)
Foreign currency translation adjustments	(2)	—	—
Unrealized gain on short-term investments	26	—	—

Comprehensive loss	$(130,852)	$(36,487)	$(3,020)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Total Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount
Issuance of common stock to founding investors	3,962,500	$1	$38	$—	$—	—	$—	$39
Issuance of common stock	850,000	—	9	—	—	—	—	9
Issuance of common stock for notes receivable	450,000	—	45	—	(45)	—	—	—
Issuance of common stock in connection with the exercise of employee stock options	172,500	—	10	—	—	—	—	10
Issuance of common stock in connection with the acquisition of Alyanza Corporation	524,995	—	354	—	—	—	—	354
Deferred compensation related to stock option grants	—	—	1,733	(1,733)	—	—	—	—
Amortization of stock-based compensation	—	—	—	157	—	—	—	157
Nonemployee stock compensation	—	—	88	—	—	—	—	88
Net loss	—	—	—	—	—	—	(3,020)	(3,020)

Balances as of January 31, 1999	5,959,995	1	2,277	(1,576)	(45)	—	(3,020)	(2,363)
Issuance of common stock for notes receivable	2,335,000	—	1,815	—	(1,815)	—	—	—
Issuance of common stock in connection with the exercise of employee stock options	1,056,111	—	88	—	—	—	—	88
Repurchase of common stock in settlement of notes receivable from stockholders	(515,625)	—	(52)	—	52	—	—	—
Deferred stock compensation related to stock option grants	—	—	24,000	(24,000)	—	—	—	—
Amortization of stock-based compensation	—	—	—	7,831	—	—	—	7,831
Nonemployee stock compensation	18,000	—	546	—	—	—	—	546
Stock compensation related to forgiveness of notes receivable from stockholder	—	—	612	—	23	—	—	635
Issuance of common stock in connection with the acquisition of Proamics Corporation	3,501,938	—	17,510	—	—	—	—	17,510
Interest accrued on notes receivables from stockholders	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	(36,487)	(36,487)

Balances as of January 31, 2000	12,355,419	1	46,796	(17,745)	(1,814)	—	(39,507)	(12,269)

Issuance of common stock in connection with the acquisition of Legal Anywhere, Inc.	853,689	—	19,998	—	—	—	—	19,998
Issuance of common stock in connection with initial public offering, net of offering costs of $18,319	9,200,000	1	202,480	—	—	—	—	202,481
Conversion of redeemable convertible preferred stock into common stock	48,229,809	5	100,914	—	—	—	—	100,919
Issuance of common stock in connection with the acquisition of 600 Monkeys, Inc.	169,994	—	4,101	—	—	—	—	4,101
Issuance of common stock in connection with the acquisition of bSource, Inc.	399,988	—	7,916	—	—	—	—	7,916
Issuance of common stockand stock options in connection with the acquisition of ABT Corporation	3,952,679	—	94,447	—	—	—	—	94,447
Issuance of common stock and optionsin connection with the exercise of employee stock options	1,330,410	—	1,201	—	—	—	—	1,201
Issuance of common stock in connection with the exercise of employee stock options for services received	12,000	—	132	—	—	—	—	132
Repurchase of common stock in settlement of notes receivable from stockholders	(242,562)	—	(40)	—	40	—	—	—
Issuance of common stock for notes receivable	301,000	—	3,321	—	(3,321)	—	—	—
Interest accrued on notes receivable from stockholders	—	—	—	—	(282)	—	—	(282)
Repayment of notes receivable from stockholders	—	—	—	—	24	—	—	24
Issuance of common stock in connection with employee stock purchase plan	75,240	—	1,532	—	—	—	—	1,532
Deferred stock compensation related to stock option grants	—	—	30,665	(30,665)	—	—	—	—
Amortization of stock-based compensation	—	—	—	29,045	—	—	—	29,045
Unrealized gain on short-term investments	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(130,876)	(130,876)

Balances as of January 31, 2001	76,637,666	$7	$513,463	$(19,365)	$(5,353)	$24	$(170,383)	$318,393

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(130,876)	$(36,487)	$(3,020)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,110	1,915	28
Amortization of debt discount	340	171	—
Amortization of goodwill and other intangible assets	35,902	2,381	22
Stock-based compensation	29,045	9,014	245
Exercise of stock options for service received	132	—	—
Provision for doubtful accounts receivable	2,429	200	—
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	(630)	(1,534)	—
Expense resulting from nonmonetary exchanges for services	311	154	—
Interest accrued on notes receivable from stockholders	(282)	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,313)	(5,729)	(165)
Prepaid expenses and other current assets	(11,881)	(1,738)	—
Accounts payable	(1,029)	4,555	—
Accrued liabilities	841	3,834	—
Deferred revenue	4,918	2,682	86

Net cash used in operating activities	(86,983)	(20,611)	(2,804)

Cash flows from investing activities:
Purchases of property and equipment	(12,619)	(5,028)	(193)
Purchases of short-term investments	(112,734)	(16,865)	—
Sales and maturities of short-term investments	84,406	—	—
Acquisitions, net of cash received	(6,125)	2,884	(173)
Deposits and other assets	(1,645)	(1,842)	—

Net cash used in investing activities	(48,717)	(20,851)	(366)

Cash flows from financing activities:
Net proceeds from sales of redeemable convertible preferred stock	—	59,694	8,259
Proceeds from initial public offering of common stock, net	202,481	—	—
Issuance of common stock	2,733	88	58
Proceeds from repayment of notes receivable from stockholders	24	—	—
Proceeds from bank borrowings, net	21,229	3,771	—
Proceeds from debt	—	4,211	—
Repayment of debt and capital lease obligations	(10,255)	(3,799)	—

Net cash provided by financing activities	216,212	63,965	8,317

Effect of exchange rate on cash and cash equivalents	(2)	—	—
Net increase in cash and cash equivalents	80,512	22,503	5,147
Cash and cash equivalents, beginning of year	27,650	5,147	—

Cash and cash equivalents, end of year	$108,160	$27,650	$5,147

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$331	$584	$—

Noncash investing and financing activities:
Property and equipment under capital lease	$—	$345	$—

Repurchases of common stock in settlement of notes receivable from stockholders	$40	$52	$—

Deferred revenue resulting from nonmonetary exchanges for computer equipment, software and services	$—	$—	$362

Common stock issued for notes receivable	$3,321	$1,815	$45

Deferred stock-based compensation	$30,665	$24,000	$1,733

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisitions	$126,462	$49,966	$354

Redeemable convertible preferred stock warrant issued in conjunction with debt issuance	$—	$510	$—

Conversion of redeemable convertible preferred stock to common stock	$100,919	$—	$—

Unrealized gain on short-term investments	$26	$—	$—

Write-off of fully depreciated property and equipment	$620	$—	$—

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Niku Corporation (Niku or the Company) was incorporated in Delaware on January 8, 1998. Niku designs, develops and markets software for service organizations in large enterprises. Niku's operations for the period from January 8, 1998 (inception) through January 31, 1998 were not significant and are included in the Company's results of operations for the year ended January 31, 1999.

    The Company has a fiscal year that ends on the Saturday nearest January 31. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for but not limited to accounting for doubtful accounts, depreciation and amortization, sales returns, taxes, accrued liabilities and contingencies. Actual results could differ from those estimates. In the fourth quarter of fiscal 2001, the Company changed the estimate for its fringe benefits accruals resulting in a decrease in cost of revenue and operating expenses of approximately $2.7 million for the three months ended January 31, 2001. This change in estimate resulted in a decrease in basic and diluted net loss per share of $0.04 for the quarter ended January 31, 2001.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with remaining maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government notes and bonds and corporate notes and bonds and certificates of deposit.

SHORT-TERM INVESTMENTS

    The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) until realized. Realized gains or losses and other than temporary declines in fair value, if any, on available-for-sale securities are reported in other income or expense as incurred.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and short-term liabilities approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and short-term investments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses based on management's assessment of the likelihood of collection. Historically, these losses have been within management's expectations.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets (generally two to five years) or the lease term (generally three years), if applicable. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangibles assets were generated through acquisitions accounted for under the purchase accounting method. Goodwill represents the excess of the consideration paid over the fair value of tangible and identifiable intangible net assets acquired. Other intangible assets consist of customer lists, assembled workforce, developed and core technologies and tradenames. Goodwill and other intangible assets are being amortized on a straight-line basis over two to five years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances, such as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

REVENUE RECOGNITION

    The Company derives its revenue principally from licenses of its Niku Enterprise Manager and Niku Portfolio Manager products, maintenance and support and delivery of implementation services. The Company sells its products primarily through its direct sales force. The Company also sells its products indirectly through channel partners such as value added resellers.

    Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Niku obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. Sales to value added resellers are recognized upon sell-through to the end-user customer. The Company considers fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

    Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and consulting services is based on objective evidence that is specific to the Company. The residual value of arrangements is allocated to the software licenses.

    Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, license and service revenue under the arrangement are recognized as the services are performed. When services are not considered essential, the revenue allocable to the consulting services is recognized as the services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

    License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: (1) software licensed for internal use; (2) software licensed for resale or incorporation into the Company's products; and (3) development or implementation services.

    For reciprocal arrangements, the Company considers Accounting Principles Board (APB) No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force (EITF) Issue No. 86-29, Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB No. 29 and EITF Issue No. 86-29. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

    Revenue recognized under reciprocal arrangements approximated $16.4 million and $3.5 million during the fiscal years ended January 31, 2001 and 2000, respectively, of which approximately $630,000 and $1.5 million, respectively, involved nonmonetary exchanges.

    Deferred revenue includes amounts billed to customers for which revenue have not been recognized. Deferred revenue generally results from the following: (1) deferred maintenance and support; (2) consulting services not yet rendered; and (3) amounts billed to customers with extended payment terms which amounts are not yet due.

    In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by Statement of Position (SOP) 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer either to run the software on its own hardware or to contract with another party unrelated to the vendor to host the software. The adoption of EITF Issue No. 00-3 did not have a material effect on the Company's consolidated financial position or results of operations.

CAPITALIZED LICENSE FEES

    Capitalized license fees relate to royalties that the Company has paid in advance to third parties for the right to incorporate their technologies in the Company's products. Prepaid royalties are expensed to cost of license revenue when the products are sold to customers.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software has become available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

WEB SITE DEVELOPMENT COSTS

    In March 2000, the EITF published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site, should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company adopted EITF Issue No. 00-2 on July 1, 2000. The adoption of EITF Issue No. 00-2 did not have a material effect on the Company's consolidated financial position or results of operations.

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred and totaled $14.0 million, $4.3 million and $0 in the years ended January 31, 2001, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

    The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans. Expenses associated with stock-based compensation are being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

    On July 1, 2000, the Company adopted FASB Interpretation No. 44 (FIN 44), an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from the implementation of APB No. 25. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

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

	Years Ended January 31,
	2001	2000	1999
Shares issuable under stock options	11,288	4,776	3,474
Shares of restricted stock subject to repurchase	1,393	2,150	450
Shares issuable pursuant to warrants to purchase redeemable convertible preferred stock	—	630	—
Shares of redeemable convertible preferred stock on an "as if converted" basis	—	47,619	23,143

    The weighted-average exercise price of options outstanding as of January 31, 2001, 2000 and 1999 was $10.91, $1.03 and $0.08 per share, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of January 31, 2001, 2000 and 1999 was $3.13, $0.84 and $0.10 per share, respectively. The exercise price of warrants was $0.75 as of January 31, 2000.

COMPREHENSIVE LOSS

    Comprehensive loss includes foreign currency translation adjustments and unrealized gains or losses on short-term investments. Tax effects of comprehensive loss have not been material. The Company has reported components of comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

FOREIGN CURRENCY TRANSLATION

    Prior to the fourth quarter of fiscal 2001, the functional currency of the Company's foreign subsidiaries was the U.S. dollar. Transactions gains and losses, which are included in interest income and other income (expense), net, in the accompanying consolidated statements of operations and comprehensive loss, have not been significant.

    In the fourth quarter of fiscal 2001, the Company determined that the functional currencies of its foreign subsidiaries had become the local currency of the country in which the respective subsidiary operates. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in effect during the period. Translation adjustments, which have not been material to date, are included in the consolidated balance sheet caption "Accumulated other comprehensive income." The effect of the change in functional currencies did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company is required to adopt SFAS No. 133 effective February 1, 2001. Management has determined that the adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial position or results of operations.

2.  BUSINESS COMBINATIONS

    The Company acquired four companies in the year ended January 31, 2001. Each acquisition was accounted for as a purchase, with the results of each acquired company's operations included in the Company's results of operations from the date of its acquisition. On August 5, 2000, the Company acquired ABT Corporation (ABT), a privately-held company located in New York City, New York. ABT was a provider of enterprise project management solutions for information technology organizations. On July 6, 2000, the Company acquired bSource.com, Inc. (bSource), a privately-held company in San Francisco, California. bSource was a provider of a virtual marketplace for services such as web development, law and public relations services. On May 17, 2000, the Company acquired 600 Monkeys, Inc. (600 Monkeys), a privately-held company in Cleveland, Ohio. 600 Monkeys was a provider of Internet solutions for advertising and public relations agencies. On January 31, 2000, the Company acquired Legal Anywhere, Inc. (Legal Anywhere), a privately-held company in Portland, Oregon. Legal Anywhere provided Internet-based collaborative tools to law firms and corporate legal departments.

    The following tables summarize the consideration paid and allocation of purchase price for each business combination completed in the year ended January 31, 2001 (in thousands):

	ABT	bSource	600 Monkeys	Legal Anywhere	Total
Cash paid	$10,000	$1,783	$1,000	$—	$12,783
Acquisition costs	3,000	129	263	387	3,779
Common stock issued	91,547	7,916	4,101	19,998	123,562
Options granted to former employees	2,900	—	—	—	2,900

	$107,447	$9,828	$5,364	$20,385	$143,024

	ABT	bSource	600 Monkeys	Legal Anywhere	Total
Cash received	$9,291	$—	$—	$1,146	$10,437
Other tangible assets (liabilities), net	(11,006)	(1,456)	(837)	221	(13,078)
Goodwill	59,040	11,284	6,201	14,508	91,033
Customer lists	31,832	—	—	1,699	33,531
Developed and core technologies	12,698	—	—	2,329	15,027
Assembled workforce	5,592	—	—	299	5,891
Tradename	—	—	—	183	183

	$107,447	$9,828	$5,364	$20,385	$143,024

    The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended January 31, 2001 and 2000, with ABT's, bSource's, 600 Monkeys' and Legal Anywhere's results of operations as if each company had been acquired as of

February 1, 1999. The one time charge of $4.3 million in merger related expenses was excluded from the pro forma results for the year ended January 31, 2001 (in thousands, except per share data):

	Years Ended January 31,
	2001	2000
Revenues	$97,983	$89,700
Net loss	$(159,455)	$(95,178)
Basic and diluted net loss per share	$(2.31)	$(6.19)
Shares used in pro forma per share calculation	69,165	15,385

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    In connection with the acquisition of ABT, the Company recorded deferred stock-based compensation in the amount of $5.1 million, of which $2.0 million is being amortized over the vesting period of 24 months, $2.8 million is being amortized over the vesting period of 12 months and $300,000 was amortized over the vesting period of three months, in a manner consistent with FIN 28. The Company will also issue options to purchase up to 163,000 shares of common stock on August 9, 2001 to former ABT employees, at which time the then fair market value of the options will be recorded as additional goodwill and amortized over the remaining life of the goodwill.

    On December 8, 1999, the Company acquired Proamics Corporation (Proamics), a privately held company in Chicago, Illinois. Proamics provides project accounting, time-and-expense and billing software. The acquisition was accounted for as a purchase, with Proamics' results of operations included from the date of acquisition. The Company issued 3,501,938 shares of its common stock and 6,491,203 shares of its Series D redeemable convertible preferred stock, which preferred stock was subsequently converted into common stock, for all of Proamics' outstanding capital stock for an aggregate purchase price of $50.4 million, including direct acquisition related costs of $400,000. Of the purchase price of the transaction, $1.4 million was allocated to the net tangible liabilities acquired based on their estimated fair values as of the date of the acquisition, $28.8 million was allocated to goodwill and $22.6 million was allocated to other intangible assets, including $2.5 million in customer lists, $1.5 million in assembled workforce and $18.6 million in developed and core technologies. The goodwill and other intangible assets are being amortized on a straight-line basis over a three to five-year period. During fiscal 2001, adjustments were made to the fair value of the net tangible liabilities acquired resulting in a decrease to goodwill of approximately $1.6 million.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents and short-term investments consisted of the following (in thousands):

	January 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,704	$—	$—	$14,704
Commercial paper	29,324	—	(51)	29,273
Government notes and bonds	10,625	—	(3)	10,622
Corporate notes and bonds	22,131	98	(18)	22,211

	$76,784	$98	$(72)	$76,810

Included in cash and cash equivalents	$31,600	$—	$(9)	$31,591
Included in short-term investments	45,184	98	(63)	45,219

	$76,784	$98	$(72)	$76,810

	January 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$293	$—	$—	$293
Certificate of deposits	541	—	—	541
Commercial paper	33,058	2	(1)	33,059
Corporate notes and bonds	2,203	—	(3)	2,200

	$36,095	$2	$(4)	$36,093

Included in cash and cash equivalents	$19,228	$—	$—	$19,228
Included in short-term investments	16,867	2	(4)	16,865

	$36,095	$2	$(4)	$36,093

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

	January 31,
	2001	2000
Computer equipment and office equipment	$7,955	$3,707
Software	8,945	1,848
Furniture and fixtures	2,495	1,323
Leasehold improvements	5,970	1,113

	25,365	7,991
Accumulated depreciation and amortization	(5,433)	(1,943)

	$19,932	$6,048

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consisted of the following (in thousands):

	January 31,
	2001	2000
Goodwill	$118,675	$29,258
Customer lists	36,059	2,528
Developed and core technologies	33,691	18,664
Assembled workforce	7,528	1,637
Tradename	183	—

	196,136	52,087
Accumulated amortization	(38,305)	(2,403)

	$157,831	$49,684

6.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in thousands):

	January 31,
	2001	2000
Accrued compensation and related costs	$8,542	$2,465
Other	12,208	3,532

	$20,750	$5,997

7.  DEBT

    In September 1999, the Company entered into a loan and security agreement with a financial institution providing a revolving line of credit up to $4.0 million. The line of credit was increased to $10.0 million in July 2000 and to $25.0 million in January 2001. As of January 31, 2001, the Company had borrowings of $25.0 million outstanding under the line of credit. Interest on this line of credit accrues at the rate of 9.25% per annum and is collateralized by all tangible assets of the Company. The line of credit will expire in August 2001. At January 31, 2001, the Company was in compliance with all financial covenants including those requiring the Company to maintain a minimum cash balance of $26.0 million, a tangible net worth of $100.0 million and a minimum liquidity of $75.0 million, as defined. The line of credit was repaid in full in February 2001.

    In conjunction with the acquisition of ABT in August 2000, the Company assumed a $744,000 loan that bears interest at the rate of 8.25% per annum. As of January 31, 2001, the outstanding balance was approximately $372,000.

8.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain equipment and software and its facilities under various noncancelable operating and capital leases with various expiration dates through 2010. Rental expense was approximately $4.4 million, $1.1 million and $79,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

    In March 2000, the Company entered into a new facility lease agreement. The lease term commences upon possession of the facility and has a term of 15 years. The Company currently expects to take possession of the facility in the quarter ending July 31, 2001. Lease payments will be made on an escalating basis and the total future minimum lease payments amount to approximately $104.5 million over the lease term. As part of this agreement, the Company is required to hold a letter of credit drawable by the lessor totaling approximately $5.9 million, secured by an equal amount of cash deposits.

    Future minimum lease payments under noncancelable, operating and capital leases are as follows as of January 31, 2001 (in thousands):

Year Ended January 31,	Capital Leases	Operating Leases
2002	$236	$13,791
2003	108	14,798
2004	58	12,857
2005	—	12,759
2006	—	11,390
Thereafter	—	89,213

Total minimum lease payments	$402	$154,808

Less amount representing interest	(47)

Present value of minimum lease payments	355
Less current portion	(210)

Capital lease obligation, less current portion	$145

    The Company has entered into arrangements to pay royalties to third parties in exchange for the right to resell certain products or integrate certain software into its products. The royalties are payable either on a per unit basis or based on a specified percentage of revenue generated from sales included in the integrated product for the contractual term of the respective royalty arrangements. The Company has prepaid royalties of approximately $8.2 million included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of January 31, 2001. The Company is also committed to pay additional minimum royalties of approximately $5.7 million as of January 31, 2001.

9.  STOCKHOLDERS' EQUITY

Initial Public Offering

    On February 28, 2000, the Company completed its initial public offering of 9,200,000 shares of its common stock for net proceeds of approximately $202.5 million. Upon completion of the offering, the Company issued approximately 48,229,809 shares of common stock for the conversion of all of its redeemable convertible preferred stock on a one-for-one basis.

1998 Stock Option Plan

    There were 8,000,000 shares of common stock reserved for issuance to directors, employees and consultants under the 1998 stock option plan (1998 Plan). The 1998 Plan provided for the issuance of stock purchase rights, incentive stock options or nonstatutory stock options.

    The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock at the original issuance price upon the voluntary or involuntary termination of the purchaser's employment with the Company. The Company's repurchase right lapses at a rate of 25% per year over four years or 1/3 per year over three years. Through January 31, 2001, the Company had issued 3,399,750 shares under restricted stock purchase agreements, of which approximately 758,187 shares had been repurchased and 1,392,567 shares were subject to repurchase at a weighted-average price of $3.13 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 4.44% to 8.00% in the period from July 1998 to February 2000.

    Under the 1998 Plan, the exercise price for incentive stock options was at least 100% of the stock's fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price was also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

    Under the 1998 Plan, options generally expired in ten years. However, the term of the options could be limited to five years if the optionee owned stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provided for shares to vest ratably over a five-year period.

    As of January 31, 2001, there were no additional shares available for grant under the 1998 Plan. Shares issued under the 1998 Plan that are subsequently canceled or repurchased by the Company will become available under the 2000 Equity Incentive Plan.

2000 Equity Incentive Plan

    During the fourth quarter of the fiscal year ended January 31, 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The Company has reserved 6,000,000 shares of common stock for issuance under the 2000 Plan. Shares under the 1998 Plan that were not issued or subject to outstanding options at the date the 2000 Plan became effective are no longer available under the 1998 Plan and have become available for grant under the 2000 Plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Plan will increase automatically by a number of shares equal to 5% of the Company's total outstanding shares on December 31 of the preceding year. The 2000 Plan will terminate in 2010.

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

    Under the 2000 Plan, options generally expire in ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a four-year period.

    As of January 31, 2001, 6,900,410 shares were available for grant under the 2000 Plan.

2000 Stock Incentive Plan

    In August 2000, the Company adopted the 2000 Stock Incentive Plan (2000 Incentive Plan) to provide incentives to eligible employees, including employees hired in connection with the Company's acquisition of ABT, bSource and 600 Monkeys. The Company has reserved 2,600,000 shares of common stock for issuance under the 2000 Incentive Plan. The exercise price of the incentive stock is determined by the Board of Directors when the option is granted and may not be less than the par value of the shares on the date of grant. Under the 2000 Incentive Plan, options generally expire in ten years. Vesting periods are determined by the Company's Board of Directors.

    As of January 31, 2001, 715,419 shares were available for grant under the 2000 Incentive Plan.

Employee Stock Purchase Plan

    In December 1999, the Company adopted the 2000 Employee Stock Purchase Plan (Purchase Plan) and reserved a total of 1,000,000 shares of the Company's common stock for issuance under the Purchase Plan. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan increases automatically by a number of shares equal to 1% of the Company's total outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 10,000,000 shares. Generally, the offering period is 24 months in length. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock at the beginning of the applicable offering period or the end of the applicable purchase period. During the fiscal year ended January 31, 2001, the Company issued 75,240 shares of common stock under the Purchase Plan at a purchase price of $20.36.

Stock-Based Compensation

    The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through February 28, 2000 and in January 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and in January 2001, the Company recorded deferred stock compensation of $48.6 million for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four to five years, consistent with the method described in FASB Interpretation No. 28. Amortization of the January 31, 2001 balance of deferred stock-based compensation for the fiscal years ended January 31, 2002, 2003, 2004 and 2005 will approximates $13.4 million, $4.8 million, $1.2 million and $17,000, respectively.

    Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share data):

	Years Ended January 31,
	2001	2000	1999
Net loss:
As reported	$(130,876)	$(36,487)	$(3,020)
Pro forma	(172,429)	(36,838)	(3,031)
Basic and diluted net loss per share
As reported	$(1.96)	$(5.61)	$(0.62)
Pro forma	(2.58)	(5.66)	(0.62)

    The fair value of each option is estimated on the date of grant using the minimum value method prior to the initial public offering and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

	Years Ended January 31,
	2001	2000	1999
Expected life (years)	3.5	4.0	4.0
Risk-free interest rate	4.76%	5.95%	4.97%
Volatility	100%	—	—

    The fair value of purchase rights under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the year ended January 31, 2001: no expected dividends; expected volatility of 100%; risk-free interest rate of 4.73%; and weighted average expected life of 1.25 years. The weighted-average fair value of purchase rights granted under the Purchase Plan was $13.60 per share.

    A summary of the status of the Company's stock option plans as of January 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

	Years Ended January 31,
	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,775,814	$1.03	3,473,500	$0.08	—	$—
Granted	10,740,093	13.52	3,575,960	1.42	4,277,000	0.08
Canceled	(2,584,282)	8.61	(464,830)	0.18	(181,000)	0.10
Exercised	(1,643,410)	2.84	(1,808,816)	0.20	(622,500)	0.08

Outstanding at end of year	11,288,215	10.91	4,775,814	1.03	3,473,500	0.08

Options exercisable at end of year	1,167,971	5.15	516,379	1.62	893,249	0.10

Weighted-average fair value of options granted during the year with exercise price equal to fair value at date of grant	8,711,617	10.20	—	—	1,512,500	0.02
Weighted-average fair value of options granted during the year with exercise price less than fair value at date of grant	2,028,476	16.23	3,575,960	5.31	2,764,500	0.73

    The following table summarizes information about stock options outstanding as of January 31, 2001:

	Options Outstanding
		Weighted- Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Price	Number of Shares		Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.00—$3.06	2,597,298	8.10	$1.00	724,826	$1.50
$3.06—$6.11	281,107	9.10	4.96	196,339	5.59
$6.11—$9.17	2,177,930	9.90	7.94	12,930	6.43
$9.17—$12.23	2,174,546	9.10	10.53	146,376	10.82
$12.23—$15.28	533,750	9.70	14.24	—	—
$15.28—$18.34	547,350	9.70	17.16	—	—
$18.34—$21.39	2,247,954	9.20	19.82	5,500	20.43
$21.39—$24.45	435,500	9.60	22.91	—	—
$24.45—$27.51	285,780	9.50	25.52	82,000	25.00
$27.51—$30.56	7,000	9.30	29.45	—	—

	11,288,215	9.10	10.91	1,167,971	5.15

10. INCOME TAXES

    The Company's income tax expense amounted to $363,000 for the year ended January 31, 2001 and relates primarily to foreign withholding taxes. The income tax expense is included in interest income and other income (expense), net, in the accompanying consolidated statements of operations. The Company did not have income tax expense in the years ended January 31, 2000 and 1999.

    The reconciliations between the income tax amounts computed by applying the U.S federal statutory tax rate of 34% to income (loss) before income taxes and actual income taxes are as follows (in thousands):

	Years Ended January 31,
	2001	2000	1999
Expected income tax expense (benefit)	$(44,455)	$(12,406)	$(1,027)
Nondeductible expenses	296	63	1
Goodwill amortization	6,860	810	6
Stock-based compensation	7,900	2,134	83
State income taxes	35	—	—
Foreign taxes	328	—	—
Merger costs	1,362	—	—
Net operating loss and temporary differences for which no benefit was realized	28,037	9,399	937

Total	$363	$—	$—

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2001	2000
Deferred tax assets:
Net operating loss and credit carryforwards	$42,667	$12,438
Property and equipment	2,163	1,076
Accruals and reserves not deductible for tax purposes	6,286	1,039
Deferred stock-based compensation	3,075	814
Other intangible assets	4	—

Total gross deferred tax assets	54,195	15,367
Valuation allowance	(31,013)	(15,367)

Net deferred tax assets	23,182	—
Deferred tax liabilities:
Acquired intangible assets	(23,171)	—
State income taxes	(11)	—

Total gross deferred tax liabilities	(23,182)	—

	$—	$—

    The net changes in the valuation allowance for the years ended January 31, 2001 and 2000 were increases of $15.6 million and $14.2 million, respectively. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets and, accordingly, a valuation allowance has been established against the net deferred tax assets.

    As of January 31, 2001 the Company had approximately $105.3 million and $48.9 million of net operating loss carryforwards for both federal and state purposes available to offset taxable income in future years. The federal net operating loss carryforwards expire if not utilized by 2020 and the state net operating loss carryforwards expire if not utilized by 2010. In addition, the Company had approximately $2.4 million and $1.5 million of tax credit carryforwards for increased research expenditures for federal and state purposes, respectively. The increased research credits for federal purposes expire if not utilized by 2020 and the increased research credits for state purposes can be carried over indefinitely. The Company also had approximately $173,000 of manufacturer's investment credit carryforwards for state purposes, which expire if not utilized by 2009. Approximately $2.6 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

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

11. SEGMENT INFORMATION

    SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

    The Company's chief operating decision maker is considered to be the chief executive officer and the operating committee which consists of the acting chief financial officer who is also the president, worldwide business relations and the president, global operations. The chief executive officer and the operating committee review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in a single segment: software.

    Disaggregated information is as follows (in thousands):

	Years Ended January 31,
	2001	2000	1999
License	$44,047	$5,480	$—

Services:
Consulting	12,889	2,182	15
Maintenance	8,420	391	—

	21,309	2,573	15
Marketplace	3,566	104	—

Total revenue	$68,922	$8,157	$15

    It is impractical for the Company to disclose license revenue by product type.

    The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. Revenue is attributed to countries from where the products are originally shipped from to the customers. Geographic information regarding the Company's revenue is as follows (in thousands):

	Years Ended January 31,
	2001	2000	1999
United States	$56,026	$8,157	$15
Europe and other	12,896	—	—

	$68,922	$8,157	$15

    The Company's long-lived assets residing in countries other than in the United States are insignificant.

    There were no customers individually representing more than 10% of accounts receivables as of January 31, 2001 and 2000. There were no customers individually representing more than 10% of total revenue in fiscal 2001 and 2000. One customer represented 100% of total revenue in fiscal 1999.

12. MERGER RELATED EXPENSES AND EXIT COSTS FOR BUSINESS LINE

    The Company incurred $4.3 million in merger related costs in connection with its acquisition of ABT (see Note 2) that were primarily integration costs and were paid prior to January 31, 2001.

    In January 2001, the Company decided to discontinue its iNiku product line. In accordance with EITF Issue No. 94-3, Liability Recognition for Certain Costs to Exit an Activity, the Company recorded $1.9 million in expenses that are not associated with and do not benefit activities of the Company's other operations. The components of these exit costs are as follows (in thousands):

	Total Exit Costs	Paid Through January 31, 2001	Accrued as of January 31, 2001
Hosting and content fees	$1,183	$248	$935
Royalties	475	475	—
Marketing commitment	252	252	—

	$1,910	$975	$935

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The selected quarterly financial data are as follows (in thousands, except per share data):

	Quarter Ended
	January 31, 2001	October 31, 2000	July 31, 2000	April 30, 2000	January 31, 2000	October 31, 1999	July 31, 1999	April 30, 1999
Revenue	$26,779	$21,008	$12,520	$8,615	$5,181	$2,016	$587	$373
Cost of revenue	8,025	6,482	3,532	2,583	2,017	327	187	89

Gross Profit	18,754	14,526	8,988	6,032	3,164	1,689	400	284

Operating expenses:
Sales and marketing	23,378	18,811	14,025	11,827	9,538	3,156	2,019	808
Research and development	10,933	11,668	7,755	6,675	4,858	2,748	2,226	1,088
General and administrative	4,095	3,857	2,956	2,200	2,900	1,048	464	325
Stock-based compensation	6,251	7,276	6,757	8,761	6,996	1,109	596	313
Amortization of goodwill and other intangible assets	12,312	13,026	5,517	5,047	2,197	62	61	61
Merger related expenses	1,900	2,363	—	—	—	—	—	—
Exit costs for business line	1,910	—	—	—	—	—	—	—

Total operating expenses	60,779	57,001	37,010	34,510	26,489	8,123	5,366	2,595

Operating loss	(42,025)	(42,475)	(28,022)	(28,478)	(23,325)	(6,434)	(4,966)	(2,311)
Interest and other income, net	2,220	2,872	3,493	1,539	371	96	127	(45)

Net loss	(39,805)	(39,603)	(24,529)	(26,939)	(22,954)	(6,338)	(4,839)	(2,356)

Basic and diluted net loss per share	$(0.53)	$(0.54)	$(0.35)	$(0.54)	$(2.72)	$(1.04)	$(0.82)	$(0.42)

Shares used in computing basic and diluted net loss per share	74,818	73,756	69,344	49,760	8,433	6,089	5,879	5,639

    In the fourth quarter of fiscal 2001, the Company changed the estimate of its fringe benefits accruals resulting in a cost reduction of approximately $2.7 million in the fourth quarter of fiscal 2001, including a $420,000 reduction in cost of services revenue, $1.0 million reduction in sales and marketing expense, $981,000 reduction in research and development expense and $308,000 reduction in general and administrative expense. This change in estimate resulted in an decrease in basic and diluted net loss per share of $0.04 for the quarter ended January 31, 2001.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by Item 10 and included in the proxy statement for our 2001 annual meeting of stockholders under the headings "Proposal No. 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated into this report by reference. In addition, the information in Item 4A of this report entitled "Executive Officers of the Registrant" is incorporated into this Item 10 by reference.

Item 11. Executive Compensation

    The information required by Item 11 and included in the proxy statement for our 2001 annual meeting of stockholders under the headings "Proposal No. 1—Election of Directors," "Executive Compensation and Related Matters" and "Compensation Committee Interlocks and Insider Participation" is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 and included in the proxy statement for our 2001 annual meeting of stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management" is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by Item 13 and included in the proxy statement for our 2001 annual meeting of stockholders under the heading "Certain Relationships and Related Transactions" is incorporated into this report by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.  Financial Statements

      See Item 8 of this annual report on Form 10-K.

  2.
  Financial Statements Schedules

      The following financial statement schedule is filed herewith at page 58.

      Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

  (a)
  The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Number	Exhibit Title
2.01 (1)	Agreement and Plan of Reorganization with Alyzanza Software Corporation, dated December 10, 1998.
2.02 (1)	Agreement and Plan of Reorganization with Proamics Corporation, dated November 16, 1999.
2.03 (1)	Agreement and Plan of Reorganization with Legal Anywhere, Inc., dated January 19, 2000.
2.04 (4)	Agreement and Plan of Reorganization with 600 Monkeys, Inc., dated May 17, 2000.
2.05 (4)	Second Amended and Restated Agreement and Plan or Reorganization with bSource.com, Inc., dated July 6, 2000.
2.06 (3)	Agreement and Plan of Reorganization, dated as of May 24, 2000, by and among the Company, Nation Acquisition Corp. and ABT Corporation. (Filed as an exhibit, and incorporated by reference herein, to the Registrant's current report on Form 8-K dated August 16, 2000).
3.01 (1)	Registrant's Amended and Restated Certificate of Incorporation.
3.02 (1)	Registrant's Amended and Restated Bylaws.
4.01 (1)	Fourth Amended and Restated Investors' Rights Agreement, dated November 18, 1999, as amended December 8, 1999.
10.01 (1)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
10.02 (1)	1998 Stock Plan, as amended.
10.03 (1)	2000 Equity Incentive Plan.
10.04 (1)	2000 Employee Stock Purchase Plan.
10.05 (5)	2000 Stock Incentive Plan.
10.06 (1)	Business Loan Agreement, dated September 23, 1999, by and between Mid-Peninsula and Registrant.
10.07 (1)	Subordinated Loan and Security Agreement, dated as of February 2, 1999, by and between Comdisco, Inc. and Registrant.
10.08 (1)	iMap Agreement, dated June 30, 1999, by and between USinternetworking, Inc. and Registrant.
10.09 (1)	Software License Agreement, dated June 30, 1999, by and between USinternetworking, Inc. and Registrant.

10.10 (1)	Managed Services Agreement dated August 19, 1999, by and between Usinternetworking, Inc. and Registrant.
10.11 (1)	Promotion Agreement dated September 10, 1999 by and between CNET, Inc. and Registrant.
10.12 (1)	Software License and Services Agreement, dated December 22, 1998, by and between Registrant and Sybase, Inc.
10.13 (1)	Software License Agreement, dated March 19, 1999, by and between Sybase, Inc. and Registrant.
10.14 (1)	Offer Letter for Joshua Pickus.
10.15 (1)	Offer Letter for Mark Nelson.
10.16 (1)	Offer Letter for Rhonda Dibachi.
10.17	Offer Letter for Richard LaBarbera.
10.18 (1)	Restricted Stock Purchase Agreement, dated November 1, 1999, by and between Joshua Pickus and Registrant.
10.19 (1)	Restricted Stock Purchase Agreement, dated November 18, 1999, by and between Mark Nelson and Registrant.
10.20 (5)	Restricted Stock Purchase Agreement dated February 25, 2000 by and between John Danforth and Registrant.
10.21 (1)	Full Recourse Promissory Note, dated November 11, 1999, by and between Joshua Pickus and Registrant.
10.22 (2)	Office Lease, dated as of March 28, 2000 by and between the Registrant and DLC Redwood City, LLP.
10.23	Office Lease, dated as of May 7, 1999 by and between the Registrant and Brugger Corporation.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, independent auditors.

(1)
Incorporated by reference to the Registrant's Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on June 13, 2000.

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on September 12, 2000.

(4)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on March 1, 2001.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated November 17, 2001.

(b)
Report on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended January 31, 2001.

  (c)
  Financial Statement Schedules

    See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKU CORPORATION
By:	/s/ FARZAD DIBACHI Farzad Dibachi, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated:	April 19, 2001

    KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Farzad Dibachi and Joshua Pickus, and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FARZAD DIBACHI Farzad Dibachi	Chief Executive Officer and Chairman of the Board of Directors	April 19, 2001
/s/ JOSHUA PICKUS Joshua Pickus	Acting Chief Financial Officer and President, Worldwide Business Relations (Principal Financial Officer and Principal Accounting Officer)	April 19, 2001
/s/ TERENCE GARNETT Terence Garnett	Director	April 19, 2001
/s/ WILLIAM RADUCHEL William Raduchel	Director	April 19, 2001
/s/ MAYNARD WEBB Maynard Webb	Director	April 19, 2001
/s/ FRANK GILL Frank Gill	Director	April 19, 2001

NIKU CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance Beginning of Period	Balance Acquired Through Acquisition	Charged to Operating Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
January 31, 1999	$—	$—	$—	$—	$—
January 31, 2000	$—	$1,983	$200	$—	$2,183
January 31, 2001	$2,183	$2,734	$2,429	$906	$6,440

Exhibit Index

10.17	Offer Letter for Richard LaBarbera.
10.23	Office Lease, dated as of May 7, 1999 by and between the Registrant and Brugger Corporation.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, independent auditors.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K