Form 10-Q
period 2001-04-28
NIKU CORP
filed 2001-06-08
CIK 1076641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-28797

NIKU CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0473454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Main Street
Redwood City, CA 94063
(Address of principal executive offices)

Telephone: (650) 298-4600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

76,166,875 shares of common stock as of June 2, 2001

NIKU CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 28, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2001	January 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$99,394	$108,160
Short-term investments	22,184	45,219
Accounts receivable, net	16,673	39,232
Prepaid expenses and other current assets	12,756	17,632

Total current assets	151,007	210,243
Property and equipment, net	23,126	19,932
Deposits and other assets	4,973	5,061
Goodwill and other intangible assets, net	123,996	157,831

Total assets	$303,102	$393,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,478	$9,121
Accrued liabilities	22,135	20,750
Current portion of long-term obligations	25,597	25,726
Deferred revenue	16,756	19,077

Total current liabilities	71,966	74,674
Stockholders' equity	231,136	318,393

Total liabilities and stockholders' equity	$303,102	$393,067

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2001	2000
Revenue:
License	$8,055	$6,074
Services	8,911	2,541

Total revenue	16,966	8,615

Cost of revenue:
License	654	602
Services (exclusive of stock-based compensation of $330 and $81 for the three months ended April 30, 2001 and 2000, respectively)	8,710	1,981
Impairment of licensed technology	6,789	—

Total cost of revenue	16,153	2,583

Gross profit	813	6,032

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $2,306 and $6,067 for the three months ended April 30, 2001 and 2000, respectively)	32,404	11,827
Research and development (exclusive of stock-based compensation of $1,050 and $1,355 for the three months ended April 30, 2001 and 2000, respectively)	11,042	6,675
General and administrative (exclusive of stock-based compensation of $999 and $1,258 for the three months ended April 30, 2001 and 2000, respectively)	6,099	2,200
Asset impairment and other	24,544	—
Amortization of goodwill and other intangible assets	12,828	5,047
Stock-based compensation	4,685	8,761
Restructuring and exit costs	3,092	—

Total operating expenses	94,694	34,510

Operating loss	(93,881)	(28,478)
Interest and other income, net	999	1,539

Net loss	$(92,882)	$(26,939)

Basic and diluted net loss per share	$(1.23)	$(0.54)

Shares used in computing basic and diluted net loss per share	75,504	49,760

Comprehensive loss:
Net loss	$(92,882)	$(26,939)
Foreign currency translation adjustments	(174)	—
Unrealized gain on short-term investments	38	—

Comprehensive loss	$(93,018)	$(26,939)

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(92,882)	$(26,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,477	641
Impairment of licensed technology	5,939	—
Asset impairment and other	24,544	—
Amortization of debt discount	—	340
Amortization of goodwill and other intangible assets	12,828	5,047
Stock-based compensation	4,685	8,761
Provision for doubtful accounts receivable	7,353	—
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	—	(245)
Expense resulting from nonmonetary exchanges for services	—	(62)
Interest on notes receivable from stockholders	78	—
Changes in operating assets and liabilities:
Accounts receivable	16,019	(3,229)
Prepaid expenses and other current assets	(403)	(1,296)
Deposits and other assets	179	(2,519)
Accounts payable	(1,643)	974
Accrued liabilities	1,591	2,616
Deferred revenue	(2,321)	718

Net cash used in operating activities	(22,556)	(15,193)

Cash flows from investing activities:
Purchases of property and equipment	(9,978)	(1,592)
Sales and maturities (purchases) of short-term investments, net	23,073	(25,191)
Acquisitions, net of cash received	—	1,146

Net cash provided by (used in) investing activities	13,095	(25,637)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	—	202,173
Issuance of common stock	1,509	286
Repurchase of common stock	(511)	—
Proceeds from bank borrowings, net	—	2,600
Repayment of debt and capital lease obligations	(129)	(7,182)

Net cash provided by financing activities	869	197,877

Net increase in cash and cash equivalents	(8,592)	157,047
Effect of exchange rate on cash and cash equivalents	(174)	—

Cash and cash equivalents, beginning of period	108,160	27,650

Cash and cash equivalents, end of period	$99,394	$184,697

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$36	$582

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$2,599	$—

Common stock issued for notes receivable	$—	$3,321

Deferred revenue resulting from nonmonetary exchanges for computer equipment, software and services	$—	$40

Deferred stock-based compensation	$48	$24,424

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisition	$—	$19,998

Conversion of redeemable convertible preferred stock to common stock	$—	$100,919

Unrealized gain on short-term investments	$38	$—

Write-off of property and equipment to goodwill	$1,858	$—

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the Company) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2001, included in the Company's fiscal 2001 Annual Report on Form 10-K.

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for but not limited to accounting for doubtful accounts, depreciation and amortization, sales returns, taxes, impairment, accrued liabilities and contingencies. Actual results could differ from those estimates.

2. ASSET IMPAIRMENT AND OTHER AND IMPAIRMENT OF LICENSED TECHNOLOGY

    During the first quarter of fiscal 2002, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its various acquisitions. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, the Company recorded $24.5 million in asset impairment charges. This amount includes $21.7 million to write off the net book value of certain goodwill and other intangible assets from its acquisitions of Legal Anywhere, Inc. (Legal Anywhere), bSource.com, Inc. (bSource), 600 Monkeys, Inc. (600 Monkeys) and Alyanza Software Corporation (Alyanza). The carrying value of Legal Anywhere's goodwill and customer lists was reduced to their estimated fair value of $1.8 million. Other asset impairment charges include $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that the Company no longer utilizes. The net book value of the goodwill and other intangible assets written off by the Company as asset impairment charges by acquisition during the first quarter of fiscal 2002 are as follows (in thousands):

Legal Anywhere	$9,269
bSource	8,150
600 Monkeys	4,134
Alyanza	164

$21,717

    During the first quarter of fiscal 2002, the Company determined that the carrying value of certain royalties that the Company had prepaid for the right to third party licensed technology will not be realized. The Company recorded $6.8 million in cost of revenue for impairment of licensed technology in the first quarter of fiscal 2002, including $5.9 million from prepaid royalties on third-party technologies and $850,000 from future royalties on third-party technologies which the Company will not be including with its products at all or at the rate required under the applicable contracts due to a change in product plan.

3. BUSINESS COMBINATIONS

    The Company acquired four companies in fiscal 2001. Each acquisition was accounted for as a purchase, with the results of each acquired company's operations included in the Company's results of operations from the date of its acquisition. On August 5, 2000, the Company acquired ABT Corporation (ABT), a privately-held company located in New York City, New York. ABT was a provider of enterprise project management solutions for information technology organizations. In the first quarter of fiscal 2002, an adjustment was made to the net tangible liabilities acquired resulting in an increase in ABT's goodwill by $661,000. On July 6, 2000, the Company acquired bSource, a privately-held company in San Francisco, California. bSource was a provider of a virtual marketplace for services such as web development, law and public relations services. On May 17, 2000, the Company acquired 600 Monkeys, a privately-held company in Cleveland, Ohio. 600 Monkeys was a provider of Internet solutions for advertising and public relations agencies. On January 31, 2000, the Company acquired Legal Anywhere, a privately-held company in Portland, Oregon. Legal Anywhere provided Internet-based collaborative tools to law firms and corporate legal departments.

    The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations in the first quarter of fiscal 2001 with ABT's, bSource's, and 600 Monkeys' results of operations as if each company had been acquired as of February 1, 2000 (in thousands, except per share data):

Three Months Ended April 30, 2000
Revenues	$24,671
Net loss	$(37,300)
Basic and diluted net loss per share	$(0.69)
Shares used in pro forma per share calculation	54,301

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

4. RESTRUCTURING AND EXIT COSTS

    In the first quarter of fiscal 2002, the Company approved a restructuring plan. The Company restructured its operations and reduced its workforce by approximately 260 employees, a 25% reduction from January 31, 2001. The Company also terminated two leased facilities and exited the vertical legal market. The Company recorded $3.1 million in restructuring and exit costs that are not associated with, and do not benefit activities of, the Company's ongoing operations. The restructuring and exit costs consisted of the following (in thousands):

	Total Restructuring and Exit Costs	Paid Through April 30, 2001	Accrued as of April 30, 2001
Severance	$2,008	$422	$1,586
Lease termination fees	493	42	451
Exit costs for business line	591	—	591

	$3,092	$464	$2,628

    The Company expects that the restructuring and exit costs accrued as of April 30, 2001 for severance will be fully paid in the second quarter of fiscal 2002, and the lease termination fees and exit costs for business line will be fully paid by May 2004. Exit costs for business line consisted primarily of termination fees for a hosting arrangement and a leased facility.

5. NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2001	2000
Shares issuable under stock options	13,411	7,129
Shares of restricted stock subject to repurchase	900	2,418
Shares issuable under warrants	46	—

    The weighted-average exercise price of stock options was $8.59 and $5.64 per share as of April 30, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $1.79 and $2.11 per share as of April 30, 2001 and 2000, respectively. The exercise price of warrants outstanding as of April 30, 2001 was $11.58 per share.

6. SEGMENT REPORTING

    Disaggregated services revenue information is as follows (in thousands):

	Three Months Ended April 30,
	2001	2000
Services:
Consulting	$4,104	$2,014
Maintenance	4,807	527

	$8,911	$2,541

    The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. Revenue is attributed to countries from where the products are originally shipped to the customers. Geographic information regarding the Company's total revenue is as follows (in thousands):

	Three Months Ended April 30,
	2001	2000
United States	$9,447	$8,615
Europe and other	7,519	—

	$16,966	$8,615

    There were no customers individually representing more than 10% of accounts receivables as of April 30, 2001 and January 31, 2001. One customer represented 11.5% of total revenue in the first quarter of fiscal 2002. No customer represented more than 10% of total revenue in the first quarter of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2001. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Factors That May Affect Future Results" herein and in our annual report on Form 10-K for the year ended January 31, 2001. These forward-looking statements speak only as of the date of this quarterly report. We do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 31, 2001.

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

Results of Operations

    The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended April 30,
	2001	2000
Revenue:
License	47.5%	70.5%
Services	52.5	29.5

Total revenue	100.0	100.0

Cost of revenue:
License	3.9	7.0
Services	51.3	23.0
Impairment of licensed technology	40.0	—

Total cost of revenue	95.2	30.0

Gross profit	4.8	70.0

Operating expenses:
Sales and marketing	191.0	137.3
Research and development	65.1	77.5
General and administrative	35.9	25.5
Asset impairment and other	144.7	—
Amortization of goodwill and other intangible assets	75.6	58.6
Stock-based compensation	27.6	101.7
Restructuring and exit costs	18.2	—

Total operating expenses	558.1	400.6

Operating loss	(553.3)	(330.6)
Interest and other income, net	5.8	17.9

Net loss	(547.5)%	(312.7)%

Comparison of Three Months Ended April 30, 2001 and 2000

Revenue

    License.  License revenue consists of revenue from licenses of our software products. License revenue was $8.1 million and $6.1 million in the first quarter of fiscal 2002 and 2001, respectively, increasing 32.6% period over period. License revenue as a percentage of total revenue was 47.5% and 70.5% in the first quarter of fiscal 2002 and 2001, respectively. The increase in license revenue in absolute dollars in the first quarter of fiscal 2002 was primarily due to additional licenses resulting from increased headcount in our sales force, expanded marketing efforts and penetration of the ABT installed base.

    License revenue was $8.1 million and $18.6 million in the first quarter of fiscal 2002 and in the fourth quarter of fiscal 2001, respectively, decreasing 56.7% period over period. License revenue as a percentage of total revenue was 47.5% and 69.5% in the first quarter of fiscal 2002 and in the fourth quarter of fiscal 2001, respectively. The decrease in license revenue in absolute dollars in the first quarter of fiscal 2002 primarily resulted from a slowdown in corporate information technology spending, the timing of new sales force hires and product development cycles.

    Services.  Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services in the first quarter of fiscal 2002 increased 103.8% to $4.1 million from $2.0 million in the first quarter of fiscal 2001. Services revenue from maintenance and support contracts in the first quarter of fiscal 2002 increased 812.1% to $4.8 million from $527,000 in the first quarter of fiscal 2001. Total services revenue was $8.9 million and $2.5 million in the first quarter of fiscal 2002 and 2001, respectively, representing 52.5% and 29.5% of total revenue in the respective period. The increase in services revenue in absolute dollars in the first quarter of fiscal 2002 resulted primarily from increases in customer implementations and maintenance and support arrangements.

Cost of Revenue

    Cost of license revenue.  Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $654,000 and $602,000 in the first quarter of fiscal 2002 and 2001, respectively, representing 8.1% and 9.9% of total license revenue in the respective period.

    Cost of services revenue.  Cost of services revenue includes salaries and related expenses for our maintenance and support contracts and implementation services and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $8.7 million and $2.0 million in the first quarter of fiscal 2002 and 2001, respectively, representing 97.7% and 78.0% of total services revenue in the respective period. The increase in cost of services revenue in absolute dollars in the first quarter of fiscal 2002 was primarily attributable to an increase in the number of professional service personnel to 105 employees at the end of the first quarter of fiscal 2002 from 63 employees at the end of the first quarter in fiscal 2001 and an increase in costs for third parties contracted to implement our products.

    Impairment of licensed technology.  We recorded $6.8 million in impairment of licensed technology in the first quarter of fiscal 2002, including $5.9 million from prepaid royalties on third-party technologies and $850,000 from future royalties on third-party technologies which we will not be including with our products at all or at the rate required under the applicable contracts due to a change in product plan.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $32.4 million and $11.8 million in the first quarter of fiscal 2002 and 2001, respectively, representing 191.0% and 137.3% of total revenue in the respective period. The increase in sales and marketing expenses in absolute dollars in the first quarter of fiscal 2002 was primarily due to an increase in bad debt expense of $7.4 million, an increase in the number of personnel to 257 employees at the end of the first quarter in fiscal 2002 from 172 employees at the end of the first quarter of fiscal 2001 and increases in commissions, bonuses and recruiting expenses. In the second quarter of fiscal 2002, we expect sales and marketing expenses in absolute dollars to decrease from the first quarter of fiscal 2002.

    Research and development.  Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs incurred prior to commercial production. Research and development expenses were $11.0 million and $6.7 million in the first quarter of fiscal 2002 and 2001, respectively, representing 65.1% and 77.5% of total revenue in the respective period. The increase in research and development expenses in absolute dollars in the first quarter of fiscal 2002 was primarily attributable to an increase in the number of personnel to 264 employees at the end of the first quarter of fiscal 2002 from 150 employees at the end of the first quarter of fiscal 2001. In the second quarter of fiscal 2002, we expect research and development expenses in absolute dollars to be consistent with the first quarter of fiscal 2002.

    General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for finance, human resource and information technology employees, as well as legal and other professional fees. General and administrative expenses were $6.1 million and $2.2 million in the first quarter of fiscal 2002 and 2001, respectively, representing 35.9% and 25.5% of total revenue in the respective period. The increase in general and administrative expenses in absolute dollars in the first quarter of fiscal 2002 was primarily attributable to an increase in the number of personnel to 97 employees at the end of the first quarter of fiscal 2002 from 66 employees at the end of the first quarter of fiscal 2001 and certain executive payments. In the second quarter of fiscal 2002, we expect general and administrative expenses in absolute dollars to decrease from the first quarter of fiscal 2002.

    Asset impairment and other.  During the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount includes $21.7 million to write off the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza. The carrying value of Legal Anywhere's goodwill and customer lists was reduced to their estimated fair value of $1.8 million. Other asset impairment charges include $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilize.

    Amortization of goodwill and other intangible assets.  Amortization of goodwill and other intangible assets was $12.8 million and $5.0 million in the first quarter of fiscal 2002 and 2001, respectively. The increase in amortization of goodwill and other intangible assets was primarily due to the acquisition of 600 Monkeys in May 2000, bSource in July 2000 and ABT in August 2000. Amortization of goodwill and other intangible assets included approximately $3.3 million and $1.7 million relating to the amortization of developed and core technologies in the first quarter of fiscal 2002 and 2001, respectively. We expect amortization expense of approximately $30.7 million for the remaining nine months of fiscal 2002, assuming no additional impairment charges.

    Stock-based compensation.  Amortization of stock-based compensation was $4.7 million and $8.8 million in the first quarter of fiscal 2002 and 2001, respectively. The decrease in amortization of stock-based compensation was primarily attributed to our adoption of Financial Accounting Standard Board (FASB) Interpretation No. 28 that allows for an accelerated amortization of stock-based compensation. Amortization of stock-based compensation is estimated to be approximately $8.6 million for the remaining nine months of fiscal 2002, assuming no additional grants of stock options below fair market value.

    Restructuring and exit costs.  In the first quarter of fiscal 2002, we incurred restructuring and exit costs of $3.1 million relating to a reduction of our workforce, elimination of certain excess leased facilities and the exit of a business line. We restructured our operations and reduced our workforce by approximately 260 employees, a 25% reduction from January 31, 2001. We also terminated two leased facilities and exited the legal vertical market. The total restructuring and exit costs included $2.0 million related to employee termination costs primarily consisting of the cost of severance packages, $493,000 to terminate two leased facilities, which included future lease payments on these leases, and incurred $591,000 to exit the legal vertical market, which consisted primarily of termination fees and future lease payments for a hosting arrangement and a leased facility. We expect that the restructuring and exit costs accrued as of April 30, 2001 for severance will be fully paid in the second quarter of fiscal 2002, and the lease termination fees and exit costs for business line will be fully paid by May 2004.

Interest and Other Income, Net

    Interest and other income, net.  Interest and other income, net, consists of interest income, interest expense and other non-operating expenses. The net decrease was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income in the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001.

Liquidity and Capital Resources

    Since inception, we have financed our operations through private sales of capital stock, with net proceeds of $68.0 million through April 30, 2001, through our initial public offering of common stock in February 2000, with net proceeds of $202.5 million, and from bank loans and equipment leases. These proceeds are used for working capital for our business. As of April 30, 2001, we had cash, cash equivalents and short-term investments of $121.6 million and $79.0 million in working capital. The decrease in working capital as of April 30, 2001 from $135.6 million as of January 31, 2001 primarily resulted from the use of cash, cash equivalents and short-term investments in our operations and a decrease in net accounts receivable.

    Net cash used in operating activities was $22.6 million and $15.2 million in the first quarter of fiscal 2002 and 2001, respectively. Net cash used in operating activities in the first quarter of fiscal 2002 primarily resulted from a net loss of $92.9 million, offset in part by impairment charges, a decrease in accounts receivable, amortization of goodwill and intangible assets and provision for doubtful accounts receivable. Net cash used in the first quarter of fiscal 2001 primarily resulted from a net loss of $26.9 million and increases in accounts receivable and deposits and other assets, offset in part by stock-based compensation, amortization of goodwill and other intangible assets and an increase in accrued liabilities.

    Net cash provided by (used in) investing activities was $13.1 million and $(25.6) million in the first quarter of fiscal 2002 and 2001, respectively. Net cash provided by investing activities in the first quarter of fiscal 2002 primarily resulted from net sales and maturities of short-term investments, offset in part by purchases of property and equipment. Net cash used in the first quarter of fiscal 2001 primarily resulted from net purchases of short-term investments.

    Net cash provided by financing activities was $869,000 and $197.9 million in the first quarter of fiscal 2002 and 2001, respectively. Net cash provided by financing activities in the first quarter of fiscal 2002 primarily resulted from the proceeds from issuance of our common stock, offset in part by the repurchase of our common stock. Net cash provided in the first quarter of fiscal 2001 primarily resulted from net proceeds from our initial public offering, offset in part by payment on debt and capital lease obligations.

    In September 1999, we entered into a loan and security agreement with a financial institution providing a line of credit of up to $4.0 million. This line of credit was subsequently increased to $10.0 million in July 2000 and to $25.0 million in January 2001. As of April 30, 2001, we had borrowings of $25.0 million outstanding under this line of credit. Interest on this line of credit accrues at a current rate of 9.25% per annum. In fiscal 2001, we also entered into a lease financing arrangement providing a lease line of credit of up to $4.6 million which we have utilized in full.

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

Recent Accounting Pronouncements

    In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement supercedes and replaces the guidance in Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting guidance for transfers and servicing for financial assets and liabilities.

The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on our financial statements.

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

We have incurred losses throughout our operating history and expect to incur losses for the foreseeable future

    We have experienced operating losses in each quarterly and annual period since we were formed, and we expect to incur losses in the future. As of April 30, 2001, we had an accumulated deficit of $263.3 million. We had net losses of $92.9 million in the first quarter of fiscal 2002. As a result of our acquisitions, we will record substantial non-cash charges as goodwill and other intangible assets are amortized over the next three to five years. In addition, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value prior to our initial public offering on February 28, 2000, and subsequently in the month of January 2001. We will need to increase our revenue significantly to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenue could decline. Our failure to continue to increase our revenue significantly would seriously harm our business and operating results.

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

The current economic downturn has impacted demand for our products and services and may adversely affect future revenue

    The majority of our revenue has been and is expected to continue to be derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States from prior periods. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the services relationship management market. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our target markets, and in particular, have increased the average length of our sales cycles. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced. Even if the current downturn improves, we can not assure you that corporations will increase their information technology spending.

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

Failure to collect our accounts receivable would adversely affect our cash flows and operating results

    Our financial results are dependent upon the collection of our accounts receivable. As of April 30, 2001, our accounts receivable, net of allowance for doubtful accounts, was $16.7 million. During the first quarter of fiscal 2002, we increased our allowance for doubtful accounts to $7.7 million, after recording write-offs of $5.2 million. The failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows and operating results.

Our recent personnel reduction may harm our business

    In connection with our efforts to streamline our operations and reduce costs, we recently restructured our organization with headcount reductions of approximately 25%, based on our staffing level as of January 31, 2001. There were significant costs associated with this personnel reduction related to severance and other employee-related costs. As a result of these reductions, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may reduce employee morale and create concern among existing employees about job security, which would lead to increased turnover. Further, this reduction in workforce may subject us to the risk of litigation.

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

If we fail to strengthen our sales organization, our ability to generate revenue will be limited

    We need to increase the efficiency of our sales organization. Our failure to do so could harm our ability to generate revenue. Our sales force is, in large part, new and unproven. If new sales personnel do not become effective in a timely manner, our revenue would be harmed. We also need to expand our direct sales force by hiring additional salespersons and sales management personnel. There is strong competition for qualified sales personnel in our industry, and we may not be able to attract, assimilate or retain sufficient new sales personnel.

We have sold and may continue to sell our products to companies as part of broader business relationships, and revenue from these relationships may not be indicative of future revenue

    We have licensed our products to a number of companies from which we have purchased products and services under separate arrangements. These are generally companies (1) from whom we license software for internal use; (2) from whom we license software for resale or incorporation into our products; or (3) from whom we purchase development or implementation services. In the first quarter of fiscal 2002 and 2001, we derived $0 and $1.1 million, respectively, of our total revenue from customers from whom we have purchased products or services.

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

If we are unable to introduce new services relationship management products or product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our business will suffer

    The services relationship management market is new and likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products that meet these demands. We intend to release a new version of our software product in the third quarter of fiscal 2002. The development of new or enhanced services relationship management products is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and as customers evaluate the advantages and disadvantages of upgrading to our new products.

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

International activities expose us to additional operational challenges that we might not otherwise face

    In the first quarter of fiscal 2002, international revenue represented 44.3% of total revenue, compared to 34.9% of total revenue in the fourth quarter of fiscal 2001.

    As we operate internationally, we are exposed to operational challenges that we would not face if we conducted our operations only in the United States. These include:

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

Acquisitions may present risks to our business

    Past and potential future acquisitions create and could create risks and expenses for us, including:

•	amortization of goodwill and other intangible assets;

•	difficulties in assimilating the acquired personnel, operations, technologies or products;
•	changes relating to the impairment of acquired assets;
•	the inability to market and license our products effectively to the acquired company's customers;
•	unanticipated costs associated with the acquisitions;
•	the need to manage geographically dispersed operations;
•	diversion of management's attention from other business concerns;
•	the inability to retain the acquired employees; and
•	adverse effects on our or the acquired company's existing business relationships.

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

The goodwill and other intangible assets we recorded as a result of our acquisitions of ABT Corporation and Proamics Corporation may become impaired

    We have acquired six companies since we were incorporated: ABT Corporation in August 2000, bSource.com, Inc. in July 2000, 600 Monkeys, Inc. in May 2000, Legal Anywhere, Inc. in January 2000, Proamics Corporation in December 1999 and Alyanza Corporation in December 1998, all of which were accounted for as purchase business combinations. In the first quarter of fiscal 2002, we have recorded impairment charges with respect to our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza. From our current assessment we do not believe that the goodwill and other intangible assets from our acquisitions of ABT Corporation and Proamics Corporation are currently impaired. However, we will perform further impairment assessments if there is a change in circumstances. Any further impairment would harm our financial position and operating results if and when it is recorded.

We may not be able to realize the carrying value of our prepaid royalties if we do not generate revenue from third party technologies that we license

    We have entered into arrangements to pay royalties to third parties in exchange for the right to resell their products or integrate their software into our products. These royalties are payable either on a per unit basis or based on a specified percentage of revenue generated from sales included in the integrated product for the contractual term of the respective royalty arrangement. As of January 31, 2001, we had prepaid royalties of approximately $8.2 million. In the first quarter of fiscal 2002, we determined that the carrying value of certain prepaid royalties were impaired. As a result, in the first quarter of fiscal 2002, we recorded $6.8 million in cost of revenue for impairment of licensed technology, including $5.9 million from prepaid royalties of third-party technologies and $850,000 from future royalties on third-party technologies which the Company will not be including with its product at all or at the rate required under the applicable contracts due to a change in product plan. Should we determine that our remaining prepaid royalties are impaired, it would have an adverse effect on our financial position and operating results.

We depend on the continued services of our executive officers

    Our future success depends upon the continued service of our executive officers, particularly Farzad Dibachi, our founder and chief executive officer. None of our executive officers is bound by an employment agreement for any specific term or that prevents him or her from terminating his or her employment at any time. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decided to join a competitor or otherwise compete directly or indirectly with us.

In order to grow our business, we must attract and retain qualified sales personnel at a time when competition for these personnel in our industry is intense

    We believe that we will need to hire additional sales personnel. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring highly skilled sales employees with appropriate qualifications for our business. There is a shortage of qualified personnel, and competition for these personnel is intense in our industry. We may be unable to attract, assimilate or retain new sales personnel.

We are uncertain of our ability to obtain additional financing for our future capital needs

    We may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products, respond to competitive pressures or acquire complementary businesses, products or technologies. We may also need to raise funds in the future to meet our working capital needs. Our working capital decreased to $79.0 million as of April 30, 2001 from $135.6 million as of January 31, 2001. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

    It is possible that no patents will issue from our current or future patent applications. Any patents that do issue may not provide us with any competitive advantages over, or may be challenged by, third parties. We have applied for, but have not received, registration of, among other marks, the Niku logo, eNiku and Do What Matters with the U.S. Patent and Trademark Office. We rely on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our software.

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

The success of our business depends on the adoption of the Internet for electronic commerce and communications

    Our business is based on providing software for services organizations using the Internet. Therefore, in order for our business to be successful, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce and communication by these organizations. Because electronic commerce and communication over the Internet are new and evolving, it is difficult to predict the adoption rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including, but not limited to:

•	potentially inadequate development of network infrastructure;
•	security concerns, including the potential for fraud or theft of stored data and information communicated over the Internet;
•	inconsistent quality of service, including well-publicized down times for popular websites;
•	lack of availability of cost-effective, high-speed service;
•	limited numbers of local access points for corporate users;
•	delay in the development of enabling technologies or adoption of new standards;
•	inability to integrate business applications with the Internet;
•	the need to operate with multiple and frequently incompatible products;
•	a lack of tools to simplify access to and use of the Internet; and
•	uncertainty relating to increasing governmental regulation of the Internet.

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

Rising energy costs and power system shortages in California may result in increased operating expenses and harm to our operations due to power loss

    California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including those for natural gas and electricity, may rise significantly over the next several months relative to the rest of the United States. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, a sustained or frequent power failure could disrupt our operations, which would limit our ability to provide our products and services to our customers, harm our customer relationships and have an adverse effect on our operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

    The Company is not currently a party to any material legal proceeding.

Item 2. Change in Securities and Use of Proceeds.

(d)	Use of Proceeds

        The shares of our common stock sold in the initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-93439). The Securities and Exchange Commission declared the Registration Statement effective on February 28, 2000. Additional information about the initial public offering can be found in our quarterly report on Form 10-Q for the quarter ended April 29, 2000.

        The net offering proceeds from our initial public offering have been invested in money market funds and other investment grade securities. Of the net proceeds, as of April 30, 2001, we have used approximately $123.5 million for working capital and approximately $22.6 million for capital expenditures. Approximately $10.4 million of the proceeds were used to repay debt and capital lease obligations. Additionally, approximately $12.8 million of the proceeds were used for acquisition of other businesses.

        In the future, we expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results." Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in businesses, technologies, products and services; however, there are no current material agreements or commitments with respect to any such activities.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

        None.

(b)	Reports on Form 8-K

        On February 28, 2001, we filed a current report on Form 8-K regarding the financial results for fiscal year ended January 31, 2001 and the resignation of the then current chief financial officer.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION
Date: June 8, 2001	By:	/s/ JOSHUA PICKUS Joshua Pickus Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Change in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE