Form 10-Q
period 2001-07-28
NIKU CORP
filed 2001-09-07
CIK 1076641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-28797

NIKU CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0473454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Convention Way
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

76,045,734 shares of common stock as of August 31, 2001

NIKU CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 28, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2001	January 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$86,946	$108,160
Short-term investments	5,966	45,219
Accounts receivable, net	14,020	39,232
Prepaid expenses and other current assets	12,699	17,632

Total current assets	119,631	210,243
Property and equipment, net	18,706	19,932
Deposits and other assets	4,824	5,061
Goodwill and other intangible assets, net	—	157,831

Total assets	$143,161	$393,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,049	$9,121
Accrued liabilities	28,091	20,750
Current portion of long-term obligations	25,509	25,726
Deferred revenue	13,883	19,077

Total current liabilities	76,532	74,674
Stockholders' equity	66,629	318,393

Total liabilities and stockholders' equity	$143,161	$393,067

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Revenue:
License	$7,028	$9,714	$15,083	$15,788
Services	9,779	2,806	18,690	5,347

Total revenue	16,807	12,520	33,773	21,135

Cost of revenue:
License	420	797	1,074	1,399
Services (exclusive of stock-based compensation of $274 and $148 for the three months ended July 31, 2001 and 2000 and $604 and $229 for the six months ended July 31, 2001 and 2000, respectively)	6,481	2,735	15,191	4,716
Impairment of licensed technology	—	—	6,789	—

Total cost of revenue	6,901	3,532	23,054	6,115

Gross profit	9,906	8,988	10,719	15,020

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $951 and $3,812 for the three months ended July 31, 2001 and 2000 and $3,257 and $9,879 for the six months ended July 31, 2001 and 2000, respectively)	17,181	14,025	49,585	25,852
Research and development (exclusive of stock-based compensation of $545 and $1,238 for the three months ended July 31, 2001 and 2000 and $1,595 and $2,593 for the six months ended July 31, 2001 and 2000, respectively)	10,532	7,755	21,574	14,430
General and administrative (exclusive of stock-based compensation of $418 and $1,559 for the three months ended July 31, 2001 and 2000 and $1,417 and $2,817 for the six months ended July 31, 2001 and 2000, respectively)	4,051	2,956	10,150	5,156
Asset impairment and other	114,379	—	138,923	—
Amortization of goodwill and other intangible assets	14,505	5,517	27,333	10,564
Restructuring and exit costs	7,749	—	10,841	—
Stock-based compensation	2,188	6,757	6,873	15,518

Total operating expenses	170,585	37,010	265,279	71,520

Operating loss	(160,679)	(28,022)	(254,560)	(56,500)
Interest and other income, net	1,071	3,493	2,070	5,032

Net loss	$(159,608)	$(24,529)	$(252,490)	$(51,468)

Basic and diluted net loss per share	$(2.12)	$(0.35)	$(3.35)	$(0.86)

Shares used in computing basic and diluted net loss per share	75,331	69,344	75,415	59,666

Comprehensive loss:
Net loss	$(159,608)	$(24,529)	$(252,490)	$(51,468)
Foreign currency translation adjustments	30	—	(144)	—
Unrealized gain on short-term investments	(24)	—	14	—

Comprehensive loss	$(159,602)	$(24,529)	$(252,620)	$(51,468)

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(252,490)	$(51,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,848	1,199
Impairment of licensed technology	5,939	—
Restructuring and exit costs	7,696	—
Asset impairment and other	138,923	—
Amortization of debt discount	—	340
Amortization of goodwill and other intangible assets	27,333	10,564
Stock-based compensation	6,873	15,518
Provision for doubtful accounts receivable	8,348	600
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	—	(245)
Forgiveness of notes receivable from stockholder	248	—
Interest on notes receivable from stockholders	122	(136)
Changes in operating assets and liabilities:
Accounts receivable	17,663	(7,687)
Prepaid expenses and other current assets	(656)	(5,565)
Deposits and other assets	328	(3,110)
Accounts payable	(112)	1,347
Accrued liabilities	(5,240)	8,357
Deferred revenue	(5,284)	4,391

Net cash used in operating activities	(47,461)	(25,895)

Cash flows from investing activities:
Purchases of property and equipment	(12,684)	(3,027)
Sales and maturities (purchases) of short-term investments, net	39,267	(74,715)
Acquisitions, net of cash received	—	(2,270)

Net cash provided by (used in) investing activities	26,583	(80,012)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	—	202,173
Issuance of common stock	1,520	352
Repurchase of common stock	(1,495)	—
Proceeds from bank borrowings, net	—	5,892
Repayment of debt and capital lease obligations	(217)	(7,182)

Net cash (used in) provided by financing activities	(192)	201,235

Net (decrease) increase in cash and cash equivalents	(21,070)	95,328
Effect of exchange rate on cash and cash equivalents	(144)	—
Cash and cash equivalents, beginning of period	108,160	27,650

Cash and cash equivalents, end of period	$86,946	$122,978

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$36	$582

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$2,784	$—

Common stock issued for notes receivable	$—	$3,321

Deferred revenue resulting from nonmonetary exchanges for computer equipment, software and services	$—	$40

Deferred stock-based compensation	$—	$24,750

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisition	$—	$32,015

Conversion of redeemable convertible preferred stock to common stock	$—	$100,919

Write-off of property and equipment to goodwill	$1,858	$—

Unrealized gain on short-term investments	$14	$—

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

Reclassifications

    Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2. ASSET IMPAIRMENT AND OTHER AND IMPAIRMENT OF LICENSED TECHNOLOGY

    The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the first quarter of fiscal 2002, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its various acquisitions due to a change in the Company's product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, the Company recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from its acquisitions of Legal Anywhere, Inc. (Legal Anywhere), bSource.com, Inc. (bSource), 600 Monkeys, Inc. (600 Monkeys) and Alyanza Software Corporation (Alyanza) to zero except for the carrying value of Legal Anywhere's goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. Other asset impairment charges included $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that the Company no longer utilized. The net book value of the goodwill and other intangible assets written off by the Company as asset impairment charges by acquisition during the first quarter of fiscal 2002 were as follows (in thousands):

Legal Anywhere	$9,269
bSource	8,150
600 Monkeys	4,134
Alyanza	164

$21,717

    In the first quarter of fiscal 2002, the Company determined that the carrying value of certain royalties that the Company had prepaid for the right to third party licensed technology will not be realized. The Company recorded $6.8 million in cost of revenue for impairment of licensed technology in the first quarter of fiscal 2002, including $5.9 million from prepaid royalties on third-party technologies and $850,000 from future royalties on third-party technologies which the Company will not be including with its products at all or at the rate required under the applicable contracts due to a change in the Company's product plan.

    In the second quarter of fiscal 2002, the Company performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with its acquisitions of ABT Corporation (ABT), Proamics Corporation (Proamics) and Legal Anywhere. This assessment was performed primarily due to a significant decline in the Company's stock price which resulted in the net book value of assets significantly exceeding the Company's market capitalization. As a result of this assessment, the Company recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to its acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. The net book value of the goodwill and other intangible assets written off by the Company as asset impairment charges by acquisition during the second quarter of fiscal 2002 are as follows (in thousands):

ABT	$84,625
Proamics	28,530
Legal Anywhere	1,224

$114,379

3. BUSINESS COMBINATIONS

    The Company acquired four companies in fiscal 2001. Each acquisition was accounted for as a purchase, with the results of each acquired company's operations included in the Company's results of operations from the date of its acquisition. On August 5, 2000, the Company acquired ABT, a privately-held company located in New York City, New York. ABT was a provider of enterprise project management solutions for information technology organizations. On July 6, 2000, the Company acquired bSource, a privately-held company in San Francisco, California. bSource was a provider of a virtual marketplace for services such as web development, law and public relations. On May 17, 2000, the Company acquired 600 Monkeys, a privately-held company in Cleveland, Ohio. 600 Monkeys was a provider of Internet solutions for advertising and public relations agencies. On January 31, 2000, the Company acquired Legal Anywhere, a privately-held company in Portland, Oregon. Legal Anywhere provided Internet-based collaborative tools to law firms and corporate legal departments.

    The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations in the second quarter of fiscal 2001 and the six months ended July 31, 2000 with ABT's, bSource's, and 600 Monkeys' results of operations as if each company had been acquired as of February 1, 2000 (in thousands, except per share data):

	Three Months Ended July 31, 2000	Six Months Ended July 31, 2000
Revenues	$25,525	$50,196
Net loss	$(48,852)	$(86,152)
Basic and diluted net loss per share	$(0.66)	$(1.34)
Shares used in pro forma per share calculation	73,634	64,070

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    In connection with the acquisition of ABT, the Company recorded deferred stock-based compensation in the amount of $5.1 million, of which $2.0 million is being amortized over the vesting period of 24 months, $2.8 million was amortized over the vesting period of 12 months and $300,000 was amortized over the vesting period of three months, in a manner consistent with FIN 28. The Company also issued 163,000 shares of common stock in August 2001 to former ABT employees.

4. RESTRUCTURING AND EXIT COSTS

    In the first quarter of fiscal 2002, the Company approved a restructuring plan. The Company restructured its operations and reduced its workforce by approximately 260 employees, a 25% reduction from January 31, 2001. The Company also vacated two leased facilities and exited the vertical legal market. In the second quarter of fiscal 2002, the Company further reduced its workforce by approximately 150 employees. The reduction in workforce affected all functional groups of the Company. The Company also wrote off certain property and equipment and other assets and vacated seven leased facilities. The Company recorded $7.7 million in restructuring and exit costs in the second quarter of fiscal 2002 that are not associated with, and do not benefit activities of, the Company's ongoing operations. The restructuring and exit costs consisted of the following (in thousands):

	Accrued as of April 30, 2001	Restructuring and Exit Costs in the Three Months Ended July 31, 2001	Reclassifications and Write Offs in the Three Months Ended July 31, 2001	Paid in the Three Months Ended July 31, 2001	Accrued as of July 31, 2001
Write off of property and equipment and others	$—	$6,065	$6,065	$—	$—
Severance	1,586	2,103	—	2,196	1,493
Lease termination costs	451	5,410	(353)	66	6,148
Exit costs for business line	591	583	—	419	755
Stock-based compensation adjustment	—	(6,412)	(6,412)	—	—

	$2,628	$7,749	$(700)	$2,681	$8,396

    The Company expects that the restructuring and exit costs accrued as of July 31, 2001 for severance will be fully paid in the third quarter of fiscal 2002, exit costs for business lines will be fully paid no later than May 2004 and the lease termination costs will be fully paid no later than April 2009. The above stock-based compensation adjustment related to the reversal of previously recorded compensation expenses for terminated employees. The above $353,000 lease termination costs related to deferred rent for our vacated facilities.

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

	July 31,
	2001	2000
Shares issuable under stock options	14,721	7,448
Shares of restricted stock subject to repurchase	662	2,237
Shares issuable under warrants	56	—

    The weighted-average exercise price of stock options was $7.10 and $5.12 per share as of July 31, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $1.59 and $2.29 per share as of July 31, 2001 and 2000, respectively. The weighted-average exercise price of warrants outstanding as of July 31, 2001 was $9.68 per share.

6. SEGMENT REPORTING

    Disaggregated services revenue information is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Services:
Consulting	$4,355	$2,096	$8,459	$4,110
Maintenance	5,424	710	10,231	1,237

	$9,779	$2,806	$18,690	$5,347

    The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. Revenue is attributed to countries from where the products are originally shipped to the customers. Geographic information regarding the Company's total revenue is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
United States	$8,013	$12,520	$17,460	$21,135
Europe and other	8,794	—	16,313	—

	$16,807	$12,520	$33,773	$21,135

    There were no customers individually representing more than 10% of accounts receivable as of July 31, 2001 and January 31, 2001. No customer represented more than 10% of total revenue in the second quarter of fiscal 2002 and 2001, respectively, and in the six months ended July 31, 2001 and 2000, respectively.

7. COMMON SHARE REPURCHASE PROGRAM

    In March 2001, the Company's Board of Directors authorized the Company, from time to time at market price and as business conditions warrant, with no expiration date, to repurchase shares of common stock having an aggregate value of up to $10.0 million in open market, negotiated or block transactions. In the second quarter of fiscal 2002 and in the six months ended July 31, 2001, the Company repurchased 744,564 and 924,564 shares of common stock at an average price per share of $1.32 and $1.61, respectively.

8. SUBSEQUENT EVENT

    In August 2001, five class action complaints were filed against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering in the United States District Court for the Southern District of New York. The complaints generally allege that the named defendants violated federal securities laws by issuing a prospectus in connection with the Company's initial public offering that failed to disclose or contained false and misleading statements regarding certain excessive and undisclosed commissions received by the underwriters in connection with the allocation of common stock in the Company's initial public offering. Based on the Company's current understanding of the facts, the Company believes these claims against the Company are without merit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2001. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "potential", "strategy", "plan" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Factors That May Affect Future Results" herein and in our annual report on Form 10-K for the year ended January 31, 2001 and on Form 10-Q for the quarter ended April 28, 2001. These forward-looking statements speak only as of the date of this quarterly report. We do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 31, 2001 and the quarterly report on Form 10-Q for the quarter ended April 28, 2001.

Overview

    We design, develop and market enterprise applications software for service organizations of Global 2000 companies. Service organizations include information technology departments, research and development organizations, consulting groups and other organizations rendering services inside and outside the enterprise. Our software automates the core processes of service organizations in one integrated application suite, allowing teams within these organizations to manage people and projects, to capture and reuse knowledge and to account for project-related activities. Our software also ties partners, customers and outside contractors to service organizations through extranet and collaboration capabilities, extending the effectiveness of teams beyond the enterprise. Our software provides executives and managers with visibility into and metrics for projects, project portfolios and businesses, enabling informed decision-making. We believe that our software enables service organizations to deliver results more efficiently and effectively, thereby securing a competitive advantage.

Results of Operations

    The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Revenue:
License	41.8%	77.6%	44.7%	74.7%
Services	58.2	22.4	55.3	25.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.5	6.4	3.2	6.6
Services	38.6	21.8	45.0	22.3
Impairment of licensed technology	—	—	20.1	—

Total cost of revenue	41.1	28.2	68.3	28.9

Gross profit	58.9	71.8	31.7	71.1

Operating expenses:
Sales and marketing	102.2	112.0	146.8	122.3
Research and development	62.7	61.9	63.9	68.3
General and administrative	24.1	23.6	30.1	24.4
Asset impairment and other	680.5	—	411.3	—
Amortization of goodwill and other intangible assets	86.3	44.1	80.9	50.0
Restructuring and exit costs	46.1	—	32.1	—
Stock-based compensation	13.1	54.0	20.3	73.4

Total operating expenses	1,015.0	295.6	785.4	338.4

Operating loss	(956.0)	(223.8)	(753.7)	(267.3)
Interest and other income, net	6.4	27.9	6.1	23.8

Net loss	(949.7)%	(195.9)%	(747.6)%	(243.5)%

Comparison of Three and Six Months Ended July 31, 2001 and 2000

Revenue

    License.  License revenue consists of revenue from licenses of our software products. License revenue was $7.0 million and $9.7 million in the second quarter of fiscal 2002 and 2001, respectively, decreasing 27.7% period over period. License revenue was $15.1 million and $15.8 million in the six months ended July 31, 2001 and 2000, decreasing 4.5% period over period. The decrease in license revenue in absolute dollars was primarily attributable to a slowdown in corporate information technology spending, the timing of new sales force hires and product development cycles.

    Services.  Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services in the second quarter of fiscal 2002 increased 107.8% to $4.4 million from $2.1 million in the second quarter of fiscal 2001. Services revenue from maintenance and support contracts in the second quarter of fiscal 2002 increased 663.9% to $5.4 million from $710,000 in the second quarter of fiscal 2001. Services revenue from implementation services in the six months ended July 31, 2001 increased 105.8% to $8.5 million from $4.1 million in the six months ended July 31, 2000. Service revenue from maintenance and support contracts in the six months ended July 31, 2001 increased 727.1% to $10.2 million from $1.2 million in the six months ended July 31, 2000. The increase in services revenue in absolute dollars was primarily attributable to increases in customer implementations and maintenance and support contracts relating to a larger installed base.

Cost of Revenue

    Cost of license revenue.  Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $420,000 and $797,000 in the second quarter of fiscal 2002 and 2001, respectively, representing 6.0% and 8.2% of total license revenue in the respective periods. Cost of license revenue was $1.1 million and $1.4 million in the six months ended July 31, 2001 and 2000, respectively, representing 7.1% and 8.9% of total license revenue in the respective periods.

    Cost of services revenue.  Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support contracts and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $6.5 million and $2.7 million in the second quarter of fiscal 2002 and 2001, respectively, representing 66.3% and 97.4% of total services revenue in the respective periods. Cost of services revenue was $15.2 million and $4.7 million in the six months ended July 31, 2001 and 2000, respectively, representing 81.3% and 78.1% of total services revenue in the respective periods. The increase in cost of services revenue in absolute dollars was primarily attributable to an increase in the number of professional service personnel and an increase in costs for third parties contracted to implement our products.

    Impairment of licensed technology.  In the first quarter of fiscal 2002, we recorded $6.8 million in impairment of licensed technology, including $5.9 million from prepaid royalties on third-party technologies and $850,000 from future royalties on third-party technologies which we will not be including with our products at all or at the rate required under the applicable contracts due to a change in our product plan.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $17.2 million and $14.0 million in the second quarter of fiscal 2002 and 2001, respectively, representing 102.2% and 112.0% of total revenue in the respective periods. Sales and marketing expenses were $49.6 million and $25.9 million in the six months ended July 31, 2001 and 2000, respectively, representing 146.8% and 122.3% of total revenue in the respective periods. The increase in sales and marketing expenses in absolute dollars in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 was primarily attributable to increases in personnel and personnel-related expenses. The increase in sales and marketing expenses in absolute dollars in the six months ended July 31, 2001 from the six months ended July 31, 2000 was primarily attributable to increases in personnel and personnel-related expenses, bad debt expense and increases in commissions and bonuses. In the third quarter of fiscal 2002, we expect sales and marketing expenses in absolute dollars to decrease from the second quarter of fiscal 2002.

    Research and development.  Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $10.5 million and $7.8 million in the second quarter of fiscal 2002 and 2001, respectively, representing 62.7% and 61.9% of total revenue in the respective periods. Research and development expenses were $21.6 million and $14.4 million in the six months ended July 31, 2001 and 2000, respectively, representing 63.9% and 68.3% of total revenue in the respective periods. The increase in research and development expenses in absolute dollars in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 and in the six months ended July 31, 2001 from the six months ended July 31, 2000 was primarily attributable to increases in personnel and personnel-related expenses. In the third quarter of fiscal 2002, we expect research and development expenses in absolute dollars to decrease from the second quarter of fiscal 2002.

    General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for finance, human resource and information technology employees, as well as legal and other professional fees. General and administrative expenses were $4.1 million and $3.0 million in the second quarter of fiscal 2002 and 2001, respectively, representing 24.1% and 23.6% of total revenue in the respective periods. General and administrative expenses were $10.2 million and $5.2 million in the six months ended July 31, 2001 and 2000, respectively, representing 30.1% and 24.4% of total revenue in the respective periods. The increase in general and administrative expenses in absolute dollars in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 and in the six months ended July 31, 2001 from the six months ended July 31, 2000 was primarily attributable to increases in personnel and personnel-related expenses. In the third quarter of fiscal 2002, we expect general and administrative expenses in absolute dollars to decrease from the second quarter of fiscal 2002.

    Asset impairment and other.  In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere's goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. Other asset impairment charges included $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

    In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies.

    Amortization of goodwill and other intangible assets.  Amortization of goodwill and other intangible assets was $14.5 million and $5.5 million in the second quarter of fiscal 2002 and 2001, respectively, and $27.3 million and $10.6 million in the six months ended July 31, 2001 and 2000, respectively. The increase in amortization of goodwill and other intangible assets was primarily due to the acquisition of 600 Monkeys in May 2000, bSource in July 2000 and ABT in August 2000. Amortization of goodwill and other intangible assets included amortization of developed and core technologies of approximately $3.2 million and $1.8 million in the second quarter of fiscal 2002 and 2001, respectively, and $6.5 million and $3.5 million in the six months ended July 31, 2002 and 2001, respectively. We will have no future amortization of goodwill and other intangible assets as they have been written off at the end of the second quarter of fiscal 2002.

    Stock-based compensation.  Amortization of stock-based compensation was $2.2 million and $6.8 million in the second quarter of fiscal 2002 and 2001, respectively, and $6.9 million and $15.5 million in the six months ended July 31, 2001 and 2000, respectively. The decrease in amortization of stock-based compensation was primarily attributed to employee terminations and the effects of having applied Financial Accounting Standard Board (FASB) Interpretation No. 28 that allows for an accelerated amortization of stock-based compensation. Amortization of stock-based compensation is estimated to be approximately $2.0 million for the remaining six months of fiscal 2002, assuming no additional grants of stock options below fair market value and no employee terminations.

    Restructuring and exit costs.  In the first quarter of fiscal 2002, we approved a restructuring plan. We restructured our operations and reduced our workforce by approximately 260 employees, a 25% reduction from January 31, 2001. We also vacated two leased facilities and exited the vertical legal market. In the second quarter of fiscal 2002, we further reduced our workforce by approximately 160 employees. The reduction in force affected all of our functional groups. We also wrote off certain property and equipment and vacated seven leased facilities. We recorded $7.7 million and $10.8 million in restructuring and exit costs that are not associated with, and do not benefit activities of, our ongoing operations in the second quarter of fiscal 2002 and in the six months ended July 31, 2001, respectively. We expect that the restructuring and exit costs accrued as of July 31, 2001 for severance will be fully paid in the third quarter of fiscal 2002, and exit costs for business line will be fully paid no later than May 2004 and the lease termination costs will be fully paid no later than April 2009.

Interest and Other Income, Net

    Interest and other income, net.  Interest and other income, net, consists of interest income, interest expense and other non-operating expenses. The net decrease in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 and the net decrease in the six months ended July 31, 2001 from the six months ended July 31, 2000 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income.

Liquidity and Capital Resources

    Since inception, we have financed our operations through private sales of capital stock, with net proceeds of $68.0 million prior to our initial public offering, through our initial public offering of common stock in February 2000, with net proceeds of $202.5 million, and from bank loans and equipment leases. These proceeds are used for working capital for our business. As of July 31, 2001, we had cash, cash equivalents and short-term investments of $92.9 million and $43.1 million in working capital. The decrease in working capital as of July 31, 2001 from $135.6 million as of January 31, 2001 primarily resulted from the use of cash, cash equivalents and short-term investments in our operations and a decrease in net accounts receivable.

    Net cash used in operating activities was $47.5 million and $25.9 million in the six months ended July 31, 2001 and 2000, respectively. Net cash used in operating activities in the six months ended July 31, 2001 primarily resulted from a net loss of $252.5 million, offset in part by impairment charges, amortization of goodwill and other intangible assets and a decrease in accounts receivable. Net cash used in operating activities in the six months ended July 31, 2000 primarily resulted from a net loss of $51.5 million and increases in accounts receivable and deposits and other assets, offset in part by stock-based compensation and amortization of goodwill and other intangible assets and an increase in accrued liabilities.

    Net cash provided by (used in) investing activities was $26.6 million and ($80.0) million in the six months ended July 31, 2001 and 2000, respectively. Net cash provided by investing activities in the six months ended July 31, 2001 resulted from net sales and maturities of short-term investments, offset by purchases of property and equipment. Net cash used in investing activities in the six months ended July 31, 2000 primarily resulted from net purchases of short-term investments.

    Net cash (used in) provided by financing activities was $(192,000) and $201.2 million in the six months ended July 31, 2001 and 2000, respectively. Net cash used in financing activities in the six months ended July 31, 2001 resulted from the repurchase of our common stock pursuant to our ongoing share repurchase program and repayment of debt and capital lease obligations, offset by the issuance of our common stock. Net cash provided by financing activities in the six months ended July 31, 2000 primarily resulted from net proceeds from our initial public offering.

    In September 1999, we entered into a loan and security agreement with a financial institution providing a line of credit of up to $4.0 million. This revolving line of credit was subsequently increased to $10.0 million in July 2000 and to $25.0 million in January 2001. As of July 31, 2001, we had borrowings of $25.0 million outstanding under this line of credit. The line of credit expired in August 2001 and was repaid in full. We intend to replace this line of credit with other financing from the same financial institution providing for approximately the same amount of borrowing. In fiscal 2001, we also entered into a lease financing arrangement providing a lease line of credit of up to $4.6 million which we have utilized in full.

    We anticipate that our cash resources will continue to decline in order to fund operating expenses, as well as planned capital expenditures and repurchases of our common stock. We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months. Thereafter, depending upon our results of operations over the next twelve months, we may find it necessary or desirable to obtain additional debt or equity financing.

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

    In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization will be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified as goodwill at the effective date of SFAS No. 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with SFAS No. 142. Because we have not acquired a company since June 30, 2001, and we have no goodwill and other intangible assets, there is currently no effect in adopting SFAS No. 141 and No. 142.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock, which has already experienced a significant decline in recent periods, could continue to decline and you might lose all or part of your investment.

We are an early stage company, which makes it difficult to evaluate our current business

    We were incorporated in January 1998 and began licensing our software in December 1998. Therefore, we have only a limited history upon which to base an evaluation of our current business and prospects.

Due to our limited operating history, it is difficult to predict our future operating results

    Due to our limited operating history, it is difficult or impossible for us to predict our future operating results. We cannot forecast operating results based on our historical results because our business is changing rapidly. For example, we are currently introducing a major new release of our software and implementing a restructuring plan. We also have limited visibility into our future revenue. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we can not meet those revenue projections.

We have incurred losses throughout our operating history and expect to incur losses for the foreseeable future

    We have experienced operating losses in each quarterly and annual period since we were formed, and we expect to incur losses in the future. As of July 31, 2001, we had an accumulated deficit of $422.9 million. We had net losses of $252.5 million in the six months ended July 31, 2001. In addition, we will incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value prior to our initial public offering on February 28, 2000, and subsequently in the month of January 2001.

    We will need to increase our revenue significantly to achieve and maintain profitability. Our revenue in the second quarter of fiscal 2002 was approximately the same as our revenue in the first quarter of fiscal 2002 and our license revenue declined in the second quarter of fiscal 2002 relative to the first quarter of fiscal 2002. We can not assure you of any future revenue growth and our revenue could decline. Our failure to continue to increase our revenue significantly would seriously harm our business and operating results, including through a continued depletion of our cash resources to fund operating losses.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock would likely decline further

    Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. Other factors that could affect our quarterly operating results include:

•	our ability to attract new customers and retain and sell additional products and services to current customers;
•	the announcement or introduction of new products or services by us or our competitors;
•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our product and services revenue in any quarter; and
•	the amount and timing of operating expenses and capital expenditures relating to the business.

    Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that, in some future periods, our revenue performance, expense levels, cash usage or other operating results will be below the expectations of investors. If this occurs, the price of our common stock might further decline.

The current economic downturn has impacted demand for our products and services and may adversely affect future revenue

    Recent economic indicators, including gross domestic product figures, reflect a slowdown in economic activity in the United States and Europe from prior periods. Many reports have indicated an even more significant decline in spending by corporations in the area of information technology, the overall market in which we participate. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our target market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced. Even if the current downturn improves, we can not assure you that corporations will increase their information technology spending or that we will be able to maintain or improve revenue levels.

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

Our products have a long sales cycle, which makes it difficult to predict our quarterly operating results and may cause these results to vary significantly

    The sales cycle for our products is long, typically from three to nine months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our lengthy sales cycle may cause license revenue and other operating results to vary significantly from period to period. Our products often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

If we fail to improve the productivity of our sales organization, our ability to generate revenue will be limited

    We need to increase the productivity (revenue per sales representative) of our sales organization. Our failure to do so will harm our ability to generate revenue. The average tenure of our sales team is less than six months. If new sales personnel do not become effective in a timely manner, our revenue will be harmed.

Failure to collect our accounts receivable would adversely affect our cash flows and operating results

    Our financial results are dependent upon the collection of our accounts receivable. As of July 31, 2001, our accounts receivable, net of allowance for doubtful accounts, was $14.0 million and our allowance for doubtful accounts was $6.1 million. The failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows and operating results.

If we are unable to introduce new products or product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our business will suffer

    The market for our product is new and likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products that meet these demands. We are introducing a new version of our software product in the third quarter of fiscal 2002. The development of new or enhanced software products is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and as customers evaluate the advantages and disadvantages of upgrading to our new products.

Defects in our products could result in loss of or delay in revenue, failure to achieve market acceptance and increased costs

    Products as complex as those we offer or are developing frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and increased costs to correct errors, any of which could significantly harm our business.

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

Implementation of our products is difficult, costly and time-consuming, and customers could become dissatisfied if the implementation requires more time, expense or personnel than expected

    Implementation of our products may be difficult, costly and time-consuming. Because we are one of the first companies to offer an applications suite for services organizations, many customers will be facing these implementation issues for the first time in the context of such software. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, our losses could increase if, for customer satisfaction and reputational reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues, which would adversely affect our operating results.

    As part of the implementation, our products must integrate with many of our customers' existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time-consuming and expensive and could lead to customer dissatisfaction and increased expenses.

Our recent personnel reduction may harm our business

    In connection with our efforts to streamline our operations and reduce costs, in the six months ended July 31, 2001, we restructured our organization with headcount reductions of approximately 40%, based on our staffing level as of January 31, 2001. As a result of these reductions, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may reduce employee morale and productivity and create concern among existing employees about job security, which would lead to increased turnover. Further, this reduction in workforce may subject us to the risk of litigation.

International activities expose us to additional operational challenges that we might not otherwise face

    In the second quarter of fiscal 2002, international revenue represented 52.3% of total revenue, compared to 44.3% of total revenue in the first quarter of fiscal 2002. International license revenue represented 48.1% of total revenue in the second quarter of fiscal 2002, compared to 48.9% in the first quarter of fiscal 2002.

    As we operate internationally, we are exposed to operational challenges that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly if we sell our products in denominations other than U.S. dollars;
•	longer sales cycles in international markets;
•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;
•	tariffs, export controls and other trade barriers;
•	difficulties in collecting accounts receivable in foreign countries;
•	the burdens of complying with a wide variety of foreign laws;
•	reduced protection for intellectual property rights in some countries, particularly in Asia; and the need to develop internationalized versions of our products and marketing and sales materials.

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

    A number of companies offer products that provide some of the functionality of our products. We do not believe that any one company has a dominant position in our market as a whole. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our software continues to develop. We may not be able to compete successfully against current and future competitors.

We may not be able to realize the carrying value of our prepaid royalties if we do not generate revenue from third party technologies that we license

    We have entered into arrangements to pay royalties to third parties in exchange for the right to resell their products or integrate their software into our products. These royalties are payable either on a per unit basis or based on a specified percentage of revenue generated from sales included in the integrated product for the contractual term of the respective royalty arrangement. As of January 31, 2001, we had prepaid royalties of approximately $8.2 million. In the first quarter of fiscal 2002, we determined that the carrying value of certain prepaid royalties were impaired. As a result, in the first quarter of fiscal 2002, we recorded $6.8 million in cost of revenue for impairment of licensed technology, including $5.9 million from prepaid royalties of third-party technologies and $850,000 from future royalties on third-party technologies which the Company will not be including with its product at all or at the rate required under the applicable contracts due to a change in product plan. We had no impairment of licensed technology in the second quarter of fiscal 2002. As of July 31, 2001, we had prepaid royalties of $3.1 million. Should we determine that our remaining prepaid royalties are impaired, it would have an adverse effect on our financial position and operating results.

The market for our software is new, and customers may not accept our products and services

    The market for our software is new. Services organizations have not traditionally automated the management of their business processes. We cannot be certain that this market will continue to develop and grow, or that companies will elect to utilize our products rather than attempt to develop applications internally or through other sources. Companies that have already invested substantial resources in other methods may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will need to continue marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Therefore, demand for and market acceptance of our products and services will be subject to a high level of uncertainty.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry

    Rapidly changing technology and standards may impede market acceptance of our products and services. Our new release is being designed based upon currently prevailing technologies such as XML/XSL. If new technologies emerge that are incompatible with our products, our key products and services could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

    Additionally, we have designed our products to work with databases such as Oracle Enterprise Server and operating systems such as Sun Solaris and Windows NT. Any changes to those databases or systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of operating systems, databases, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses or cause customers to delay evaluation, purchase and deployment of our products.

We depend on implementation, marketing and technology relationships; if our current and future relationships are not successful, our business might be harmed

    We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with:

•	consulting firms; and
•
third-party vendors of software, such as Actuate, Fulcrum, Macromedia, Microsoft, Oracle, Sun and Verity, whose products or technologies, such as reporting engines, search engines, application servers, databases and operating systems, we incorporate into or integrate with our products.

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

We are uncertain of our ability to obtain additional financing for our future capital needs

    We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months. However, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products and respond to competitive pressures. We may also need to raise funds in the future to meet our working capital needs. As of July 31, 2001, we had cash, cash equivalents and short-term investments of $92.9 million. As of that date, we had certain letters of credit secured by certificates of deposit for various leased facilities and equipment. Our working capital decreased to $43.1 million as of July 31, 2001 from $135.6 million as of January 31, 2001. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

The market price for our common stock is volatile and could result in a decline in the value of your investment

    The market price of our common stock, like that of many other early-stage software companies is extremely volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variation in our quarterly operating results, including our inability to increase revenues;
•	announcements of new product or service offerings by us or our competitors;
•	announcement of new customer relationships by us or our competitors;
•	changes in market valuations of comparable companies;
•	additions to, or departures of, our executive officers; and
•	conditions and trends in the Internet and electronic commerce industries.

    Further, the stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

Our stock could be delisted from the Nasdaq National Market

    The Nasdaq National Market requires that our stock maintain a minimum bid price of $1.00. Our stock has closed below $1.00 for at least 30 trading days. We may receive a delisting notification from Nasdaq in the fourth quarter of fiscal 2002 if our stock price continues to have a bid price below $1.00. After the initial 30-day trading period, we have a 90-calendar day probationary period in which our stock must meet the $1.00 minimum bid price requirement. If our stock price does not trade above $1.00 for at least ten consecutive days during the 90-calendar day probationary period, we would be entitled to a hearing before the Nasdaq National Market. However, we can provide no assurance regarding the outcome of that hearing and our stock could be delisted from the Nasdaq National Market following such hearing.

We depend on the continued services of our executive officers

    Our future success depends upon the continued service of our executive officers, particularly Farzad Dibachi, our founder and chief executive officer. None of our executive officers is bound by an employment agreement for any specific term that prevents him or her from terminating his or her employment at any time. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decided to join a competitor or otherwise compete directly or indirectly with us.

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

Pending litigation could harm our business

    In August 2001, five class action complaints were filed against us and certain of our current and former officers and the underwriters of our initial public offering in the United States District Court for the Southern District of New York. The complaints generally allege that the named defendants violated federal securities laws by issuing a prospectus in connection with our initial public offering that failed to disclose or contained false and misleading statements regarding certain excessive and undisclosed commissions received by the underwriters in connection with the allocation of common stock in our initial public offering. Based on our current understanding of the facts, we believe these claims against us are without merit.

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

    It is possible that no patents will issue from our current or future patent applications. Any patents that do issue may not provide us with any competitive advantages over, or may be challenged by, third parties. We have applied for, but have not received, registration of, among other marks, the Niku logo, eNiku and Do What Matters with the U.S. Patent and Trademark Office. We rely on copyright laws with respect to our software, but we have not registered any copyright with any government entity with respect to our software.

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

Acquisitions may present risks to our business

    We have acquired six companies. Past and potential future acquisitions create and could create risks and expenses for us, including:

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

    In August 2001, five class action complaints were filed against us and certain of our current and former officers and the underwriters of our initial public offering in the United States District Court for the Southern District of New York. The complaints generally allege that the named defendants violated federal securities laws by issuing a prospectus in connection with our initial public offering that failed to disclose or contained false and misleading statements regarding certain excessive and undisclosed commissions received by the underwriters in connection with the allocation of common stock in our initial public offering. Based on our current understanding of the facts, we believe these claims against us are without merit.

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

        The net offering proceeds from our initial public offering have been invested in money market funds and other investment grade securities. The net proceeds of $202.5 million have been used and will continued to be used for working capital, capital expenditures, repayment of debt and capital lease obligations, acquisitions of other businesses and repurchases of common stock. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results." Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering.

Item 4. Submission of Matter to a Vote of Security Holders.

    The annual meeting of Niku Corporation was held on June 27, 2001, during which the following two proposals were voted on as follows:

Proposal I: Election of Directors

	For	Withheld
Farzad Dibachi	55,374,189	2,867,247
Frank Gill	55,800,008	441,428

Proposal II: Ratification of Independent Auditors

For	Against	Abstain
55,990,550	227,757	23,129

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

        None.

(b)	Reports on Form 8-K

        On May 4, 2001, we filed a current report on 8-K regarding our preliminary results for the quarter ended April 28, 2001 and the naming of our current chief financial officer.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION

Date: September 7, 2001	By:	/s/ JOSHUA PICKUS Joshua Pickus Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
NIKU CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Change in Securities and Use of Proceeds.
  Item 4. Submission of Matter to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE