Form 10-Q
period 2001-10-27
NIKU CORP
filed 2001-12-07
CIK 1076641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2001

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

73,385,914 shares of common stock as of December 1, 2001

NIKU CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 27, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2001	January 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$74,422	$108,160
Short-term investments	—	45,219
Accounts receivable, net	9,527	39,232
Prepaid expenses and other current assets	7,425	17,632

Total current assets	91,374	210,243
Property and equipment, net	16,178	19,932
Deposits and other assets	4,290	5,061
Goodwill and other intangible assets, net	—	157,831

Total assets	$111,842	$393,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,715	$9,121
Accrued liabilities	26,992	20,750
Current portion of long-term obligations	26,376	25,726
Deferred revenue	10,367	19,077

Total current liabilities	69,450	74,674
Stockholders' equity	42,392	318,393

Total liabilities and stockholders' equity	$111,842	$393,067

The accompanying notes are an integral part of these financial statements.
For presentation purposes, the condensed consolidated financial statements and notes refer to the interim periods' calendar month end.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Revenue:
License	$6,239	$13,202	$21,322	$28,990
Services	7,873	7,806	26,563	13,153

Total revenue	14,112	21,008	47,885	42,143

Cost of revenue:
License	252	700	1,326	2,089
Services (exclusive of stock-based compensation of $77 and $390 for the three months ended October 31, 2001 and 2000 and $681 and $619 for the nine months ended October 31, 2001 and 2000, respectively)	4,224	5,782	19,415	10,508
Impairment of licensed technology	2,597	—	9,386	—

Total cost of revenue	7,073	6,482	30,127	12,597

Gross profit	7,039	14,526	17,758	29,546

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $587 and $3,814 for the three months ended October 31, 2001 and 2000 and $3,844 and $13,693 for the nine months ended October 31, 2001 and 2000, respectively)	12,308	18,811	61,893	44,663
Research and development (exclusive of stock-based compensation of $173 and $1,404 for the three months ended October 31, 2001 and 2000 and $1,768 and $3,998 for the nine months ended October 31, 2001 and 2000, respectively)	8,963	11,668	30,537	26,098
General and administrative (exclusive of stock-based compensation of $297 and $1,668 for the three months ended October 31, 2001 and 2000 and $1,714 and $4,484 for the nine months ended October 31, 2001 and 2000, respectively)	3,126	3,857	13,276	9,013
Asset impairment and other	—	—	138,923	—
Amortization of goodwill and other intangible assets	—	13,026	27,333	23,590
Restructuring and exit costs	4,138	—	14,979	—
Stock-based compensation	1,134	7,276	8,007	22,794
Merger related expenses	—	2,363	—	2,363

Total operating expenses	29,669	57,001	294,948	128,521

Operating loss	(22,630)	(42,475)	(277,190)	(98,975)
Interest and other income, net	395	2,872	2,465	7,904

Net loss	$(22,235)	$(39,603)	$(274,725)	$(91,071)

Basic and diluted net loss per share	$(0.30)	$(0.54)	$(3.67)	$(1.41)

Shares used in computing basic and diluted net loss per share	73,753	73,756	74,856	64,373

Comprehensive loss:
Net loss	$(22,235)	$(39,603)	$(274,725)	$(91,071)
Foreign currency translation adjustments	(49)	—	(193)	—
Unrealized gain (loss) on short-term investments	(40)	103	(26)	37

Comprehensive loss	$(22,324)	$(39,500)	$(274,944)	$(91,034)

The accompanying notes are an integral part of these financial statements.
For presentation purposes, the condensed consolidated financial statements and notes refer to the interim periods' calendar month end.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(274,725)	$(91,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,142	2,617
Impairment of licensed technology	8,536	—
Restructuring and exit costs	9,188	—
Asset impairment and other	138,923	—
Amortization of debt discount	—	340
Amortization of goodwill and other intangible assets	27,333	23,590
Stock-based compensation	8,007	22,794
Provision for doubtful accounts receivable	9,275	794
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	—	(590)
Expense resulting from nonmonetary exchanges for services	—	276
Forgiveness of notes receivable from stockholder	248	—
Interest on notes receivable from stockholders	94	(211)
Changes in operating assets and liabilities:
Accounts receivable	21,378	(11,830)
Prepaid expenses and other current assets	856	(9,768)
Deposits and other assets	512	(4,329)
Accounts payable	(3,446)	2,715
Accrued liabilities	(5,741)	10,108
Deferred revenue	(8,800)	3,320

Net cash used in operating activities	(64,220)	(51,245)

Cash flows from investing activities:
Purchases of property and equipment	(13,208)	(4,548)
Sales and maturities (purchases) of short-term investments, net	45,193	(73,250)
Acquisitions, net of cash received	—	(6,683)

Net cash provided by (used in) investing activities	31,985	(84,481)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	—	202,173
Issuance of common stock	1,626	2,589
Repurchase of common stock	(3,586)	—
Proceeds from payment of notes receivable	—	11
Proceeds from bank borrowings, net	1,000	10,000
Repayment of debt and capital lease obligations	(350)	(13,425)

Net cash (used in) provided by financing activities	(1,310)	201,348

Net (decrease) increase in cash and cash equivalents	(33,545)	65,622
Effect of exchange rate on cash and cash equivalents	(193)	—
Cash and cash equivalents, beginning of period	108,160	27,650

Cash and cash equivalents, end of period	$74,422	$93,272

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$165	$288

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$2,886	$28

Common stock issued for notes receivable	$—	$3,321

Deferred revenue resulting from nonmonetary exchanges for computer equipment, software and services	$—	$3,000

Prepaid expenses resulting from nonmonetary exchanges for services	$—	$3,000

Deferred stock-based compensation	$—	$30,030

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisition	$—	$126,318

Conversion of redeemable convertible preferred stock to common stock	$—	$100,919

Write-off of property and equipment to goodwill	$1,858	$—

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

$21,717

    In the second quarter of fiscal 2002, the Company performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with its acquisitions of ABT Corporation (ABT), Proamics Corporation (Proamics) and Legal Anywhere. This assessment was performed primarily due to a significant decline in the Company's stock price which resulted in the net book value of assets significantly exceeding the Company's market capitalization. As a result of this assessment, the Company recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to its acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. The net book value of the goodwill and other intangible assets written off by the Company as asset impairment charges by acquisition during the second quarter of fiscal 2002 were as follows (in thousands):

ABT	$84,625
Proamics	28,530
Legal Anywhere	1,224

$114,379

    In the first quarter of fiscal 2002, the Company determined that the carrying value of certain royalties that the Company had prepaid for the right to third party licensed technology will not be realized. The Company recorded $6.8 million in cost of revenue for impairment of licensed technology in the first quarter of fiscal 2002, including $5.9 million from prepaid royalties on third-party technologies and $850,000 from future royalties on third-party technologies which the Company will not be including with its products at all or at the rate required under the applicable contracts due to a change in the Company's product plan. In the third quarter of fiscal 2002, based on information available to the Company at such time, the Company further reduced the carrying value of certain prepaid royalties and recorded $2.6 million in cost of revenue for impairment of licensed technology for the same reasons.

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

    The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations in the third quarter of fiscal 2001 and the nine months ended October 31, 2000 with ABT's, bSource's, and 600 Monkeys' results of operations as if each company had been acquired as of February 1, 2000 (in thousands, except per share data):

	Three Months Ended October 31, 2000	Nine Months Ended October 31, 2000
Revenues	$21,008	$71,204
Net loss	$(39,603)	$(123,913)
Basic and diluted net loss per share	$(0.54)	$(1.84)
Shares used in pro forma per share calculation	73,978	67,319

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

    In connection with the acquisition of ABT, the Company recorded deferred stock-based compensation in the amount of $5.1 million, of which $2.0 million is being amortized over the vesting period of 24 months, $2.8 million was amortized over the vesting period of 12 months and $300,000 was amortized over the vesting period of three months, in a manner consistent with FIN 28. The Company also issued 418,800 shares of common stock in August 2001 to former ABT employees.

4. RESTRUCTURING AND EXIT COSTS

    In the first quarter of fiscal 2002, the Company approved a restructuring plan. The Company restructured its operations and reduced its workforce by approximately 260 employees. The Company also vacated two leased facilities and exited the vertical legal market. In the second quarter of fiscal 2002, the Company further reduced its workforce by approximately 150 employees. The Company also retired certain property and equipment and other assets and vacated seven leased facilities. The Company recorded $3.1 million and $7.7 million in restructuring and exit costs in the first and second quarters of fiscal 2002, respectively. In the third quarter of fiscal 2002, the Company continued its restructuring plan by reducing its workforce by approximately 45 employees and also retired certain property and equipment and other assets that are not associated with, and do not benefit activities of, the Company's ongoing operations. The Company recorded $4.1 million in restructuring and exit costs in the third quarter of fiscal 2002. The Company effected a further headcount reduction in the fourth quarter of fiscal 2002 (See Note 10). These reductions in workforce affected all functional groups of the Company. The restructuring and exit costs for the third quarter of fiscal 2002 consisted of the following (in thousands):

	Accrued as of July 31, 2001	Restructuring and Exit Costs in the Three Months Ended October 31, 2001	Reclassifications and Losses in the Three Months Ended October 31, 2001	Paid in the Three Months Ended October 31, 2001	Accrued as of October 31, 2001
Loss on retirement of property and equipment and other assets	$—	$3,332	$3,332	$—	$—
Severance	1,493	512	—	1,695	310
Lease termination costs	6,148	317	—	589	5,876
Exit costs for business line	755	206	—	224	737
Other exit costs	—	1,119	—	138	981
Stock-based compensation adjustment	—	(1,348)	(1,348)	—	—

	$8,396	$4,138	$1,984	$2,646	$7,904

    The above $3.3 million in loss on retirement of property and equipment and other assets consisted primarily of $1.3 million for the retirement of certain marketing software and $1.2 million write-off of certain prepaid amounts associated with a consulting service arrangement due to the reduction in headcount. The Company also accrued $568,000 to terminate this consulting service arrangement and this amount is included in other exit costs.

    The Company expects that of the restructuring and exit costs accrued as of October 31, 2001, severance costs will be paid by the fourth quarter of fiscal 2002, other exit costs will be paid by the first quarter of fiscal 2003, exit costs for business lines will be paid no later than May 2004 and lease termination costs will be paid no later than April 2009. The above stock-based compensation adjustment related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring plan.

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

	October 31,
	2001	2000
Shares issuable under stock options	12,512	8,671
Shares of restricted stock subject to repurchase	452	2,175
Shares issuable under warrants	56	—

    The weighted-average exercise price of stock options was $7.22 and $10.95 per share as of October 31, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $1.77 and $2.32 per share as of October 31, 2001 and 2000, respectively. The weighted-average exercise price of warrants outstanding as of October 31, 2001 was $9.68 per share. See Note 10.

6. SEGMENT REPORTING

    The Company operates in a single segment: software.

    Disaggregated services revenue information is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Services:
Consulting	$2,586	$4,641	$11,045	$8,752
Maintenance	5,287	3,165	15,518	4,401

	$7,873	$7,806	$26,563	$13,153

    The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company's total revenue is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
United States	$7,588	$17,455	$25,048	$38,590
Europe and other	6,524	3,553	22,837	3,553

	$14,112	$21,008	$47,885	$42,143

    No customers individually represented more than 10% of gross accounts receivable as of October 31, 2001 and January 31, 2001, respectively. No customer individually represented more than 10% of total revenue in the third quarter of fiscal 2002 and 2001, respectively, and in the nine months ended October 31, 2001 and 2000, respectively.

7. COMMON SHARE REPURCHASE PROGRAM

    In March 2001, the Company's Board of Directors authorized the Company, from time to time and as business conditions warrant, with no expiration date, to repurchase shares of common stock at market price having an aggregate value of up to $10.0 million in open market, negotiated or block transactions. In the third quarter of fiscal 2002 and in the nine months ended October 31, 2001, the Company repurchased 3,617,100 and 4,541,664 shares of common stock at an average price per share of $0.58 and $0.79, respectively.

8. DEBT

    In October 2001, the Company entered into two loan agreements with a financial institution secured generally by certain of the Company's tangible and intangible assets and providing revolving lines of credit up to $30.0 million, of which a $5.0 million line of credit is secured by qualifying accounts receivables. As of October 31, 2001, the Company had $26.0 million outstanding under these lines of credit. Interest on each of these lines of credit accrues at the rate of 7.00% per annum. These lines of credit will expire in July 2002. As of October 31, 2001, the Company was in compliance with all financial covenants. These lines of credit were repaid in full in November 2001.

9. LITIGATION

    The Company, as well as certain of its officers and directors, has been named as a defendant in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company's initial public offering in February 2000 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants' time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them.

10. SUBSEQUENT EVENTS

    In November 2001, the Company continued its restructuring plan by reducing its headcount by approximately 210 employees which affected all functional groups of the Company. The severance charges will be recorded as restructuring costs in the fourth quarter of fiscal 2002.

    On November 12, 2001, the Company's board of directors, acting pursuant to existing terms of the Company's stock options plans, approved a re-pricing of outstanding stock options with exercise prices above $0.75 other than options held by the Company's chief executive officer, executive vice president, strategy and planning, board of directors and non-employees. The exercise prices of all such stock options were re-priced to $0.75, which was the fair market value of the Company' stock on November 12, 2001. The Company re-priced approximately 8.0 million options with no changes to vesting schedule. The Company will account for the repriced options under variable accounting whereby stock-based compensation for the options will be remeasured quarterly and recorded in the consolidated statements of operations for each reporting period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2001. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "potential", "strategy", "plan" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Factors That May Affect Future Results" herein and in our annual report on Form 10-K for the year ended January 31, 2001 and on Form 10-Q for the quarters ended April 30, 2001 and July 31, 2001. These forward-looking statements speak only as of the date of this quarterly report. We do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 31, 2001 and the quarterly reports on Form 10-Q for the quarters ended April 30, 2001 and July 31, 2001.

Overview

    We design, develop and market enterprise applications software for service organizations of Global 2000 companies. Service organizations include information technology departments, research and development organizations, consulting groups and other organizations rendering services inside and outside the enterprise. Our software automates the core processes of service organizations in one integrated application suite, allowing teams within these organizations to manage people and projects, to capture and reuse knowledge and to account for project-related activities. Our software also connects partners, customers and outside contractors to service organizations through extranet and collaboration capabilities, extending the effectiveness of teams beyond the enterprise. Our software provides executives and managers with visibility into and metrics for projects, project portfolios and businesses, enabling informed decision-making. We believe that our software enables service organizations to deliver results more efficiently and effectively, thereby securing a competitive advantage.

Results of Operations

    The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Revenue:
License	44.2%	62.8%	44.5%	68.8%
Services	55.8	37.2	55.5	31.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.8	3.4	2.8	5.0
Services	29.9	27.5	40.5	24.9
Impairment of licensed technology	18.4	—	19.6	—

Total cost of revenue	50.1	30.9	62.9	29.9

Gross profit	49.9	69.1	37.1	70.1

Operating expenses:
Sales and marketing	87.2	89.5	129.3	106.0
Research and development	63.5	55.5	63.8	61.9
General and administrative	22.2	18.4	27.7	21.4
Asset impairment and other	—	—	290.1	—
Amortization of goodwill and other intangible assets	—	62.0	57.1	56.0
Restructuring and exit costs	29.3	—	31.3	—
Stock-based compensation	8.1	34.7	16.7	54.1
Merger related expenses	—	11.2	—	5.6

Total operating expenses	210.3	271.3	616.0	305.0

Operating loss	(160.4)	(202.2)	(578.9)	(234.9)
Interest and other income, net	2.8	13.7	5.2	18.8

Net loss	(157.6)%	(188.5)%	(573.7)%	(216.1)%

Comparison of Three and Nine Months Ended October 31, 2001 and 2000

Revenue

    License.  License revenue consists of revenue from licenses of our software products. License revenue was $6.2 million and $13.2 million in the third quarter of fiscal 2002 and 2001, respectively, decreasing 52.7% period over period. License revenue was $21.3 million and $29.0 million in the nine months ended October 31, 2001 and 2000, respectively, decreasing 26.5% period over period. The decrease in license revenue in absolute dollars was primarily attributable to a slowdown in corporate information technology spending, product development cycles and sales force tenure.

    Services.  Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services in the third quarter of fiscal 2002 decreased 44.3% to $2.6 million from $4.6 million in the third quarter of fiscal 2001. Services revenue from implementation services in the nine months ended October 31, 2001 increased 26.2% to $11.0 million from $8.8 million in the nine months ended October 31, 2000. Services revenue from maintenance and support contracts in the third quarter of fiscal 2002 increased 67.0% to $5.3 million from $3.2 million in the third quarter of fiscal 2001. Service revenue from maintenance and support contracts in the nine months ended October 31, 2001 increased 252.6% to $15.5 million from $4.4 million in the nine months ended October 31, 2000. The decrease in services revenue from implementation services in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 in absolute dollars was primarily attributable to a reduction in headcount within our implementation services group. The increase in services revenue from implementation services in the nine months ended October 31, 2001 from the nine months ended October 31, 2000 in absolute dollars was primarily attributable to an increase in customer implementations in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. The increase in services revenue from maintenance and support contracts in absolute dollars was primarily attributed to new maintenance contracts and maintenance renewals relating to larger installed bases. In the fourth quarter of fiscal 2002, we expect services revenue in absolute dollars to decrease modestly from the third quarter of fiscal 2002.

Cost of Revenue

    Cost of license revenue.  Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $252,000 and $700,000 in the third quarter of fiscal 2002 and 2001, respectively, representing 4.0% and 5.3% of total license revenue in the respective periods. Cost of license revenue was $1.3 million and $2.1 million in the nine months ended October 31, 2001 and 2000, respectively, representing 6.2% and 7.2% of total license revenue in the respective periods. The decrease in cost of license revenue in absolute dollars was primarily attributable to a decline in license revenue that decreased royalties due to third parties.

    Cost of services revenue.  Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $4.2 million and $5.8 million in the third quarter of fiscal 2002 and 2001, respectively, representing 53.7% and 74.1% of total services revenue in the respective periods. Cost of services revenue was $19.4 million and $10.5 million in the nine months ended October 31, 2001 and 2000, respectively, representing 73.1% and 79.9% of total services revenue in the respective periods. The decrease in cost of services revenue in absolute dollars in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 was primarily attributable to a reduction in headcount within our implementation services and maintenance and support groups. The increase in cost of services revenue in absolute dollars in the nine months ended October 31, 2001 from the nine months ended October 31, 2000 was primarily attributable to an increase in costs for third parties contracted to implement our products and increases in personnel and personnel-related expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001, offset in part by later reductions in headcount.

    Impairment of licensed technology.  In the first quarter of fiscal 2002, we recorded $6.8 million in impairment of licensed technology, including $5.9 million from prepaid royalties on third-party technologies and $850,000 from future royalties on third-party technologies which we will not be including with our products at all or at the rate required under the applicable contracts due to a change in our product plan. In the third quarter of fiscal 2002, based on information available to us at such time, we further reduced the carrying value of certain prepaid royalties by recording $2.6 million in impairment of licensed technology for the same reasons.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of salaries, advertising, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $12.3 million and $18.8 million in the third quarter of fiscal 2002 and 2001, respectively, representing 87.2% and 89.5% of total revenue in the respective periods. Sales and marketing expenses were $61.9 million and $44.7 million in the nine months ended October 31, 2001 and 2000, respectively, representing 129.3% and 106.0% of total revenue in the respective periods. The decrease in sales and marketing expenses in absolute dollars in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 was primarily attributable to decreases in advertising and travel. The increase in sales and marketing expenses in absolute dollars in the nine months ended October 31, 2001 from the nine months ended October 31, 2000 was primarily attributable to increases in bad debt expenses, personnel and personnel-related expenses, commissions and bonuses. In the fourth quarter of fiscal 2002, we expect sales and marketing expenses in absolute dollars to decrease from the third quarter of fiscal 2002 as a result of decreases in headcount and other cost-control measures including salary reductions for domestic employees.

    Research and development.  Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $9.0 million and $11.7 million in the third quarter of fiscal 2002 and 2001, respectively, representing 63.5% and 55.5% of total revenue in the respective periods. Research and development expenses were $30.5 million and $26.1 million in the nine months ended October 31, 2001 and 2000, respectively, representing 63.8% and 61.9% of total revenue in the respective periods. The decrease in research and development expenses in absolute dollars in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 was primarily attributed to a decrease in personnel and personnel related costs due to headcount reductions. The increase in research and development in absolute dollars in the nine months ended October 31, 2001 from the nine months ended October 31, 2000 was primarily attributable to an increase in personnel and personnel-related expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. In the fourth quarter of fiscal 2002, we expect research and development expenses in absolute dollars to decrease from the third quarter of fiscal 2002 as a result of decrease in headcount and other cost-control measures including salary reductions for domestic employees.

    General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal employees, as well as professional fees. General and administrative expenses were $3.1 million and $3.9 million in the third quarter of fiscal 2002 and 2001, respectively, representing 22.2% and 18.4% of total revenue in the respective periods. General and administrative expenses were $13.3 million and $9.0 million in the nine months ended October 31, 2001 and 2000, respectively, representing 27.7% and 21.4% of total revenue in the respective periods. The decrease in general and administrative expenses in absolute dollars in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 was primarily attributable to decreases in professional fees and bonuses. The increase in general and administrative expenses in absolute dollars in the nine months ended October 31, 2001 from the nine months ended October 31, 2000 was primarily attributable to increases in personnel and personnel-related expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. In the fourth quarter of fiscal 2002, we expect general and administrative expenses in absolute dollars to decrease from the second quarter of fiscal 2002 as a result of decrease in headcount and other cost-control measures including salary reductions for domestic employees.

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

    Amortization of goodwill and other intangible assets.  Amortization of goodwill and other intangible assets were $0 and $13.0 million in the third quarter of fiscal 2002 and 2001, respectively, and $27.3 million and $23.6 million in the nine months ended October 31, 2001 and 2000, respectively. There was no amortization of goodwill and other intangible assets in the third quarter of fiscal 2002 as all goodwill and other intangibles assets were written off in the second quarter of fiscal 2002. Amortization of goodwill and other intangible assets included amortization of developed and core technologies of approximately $3.3 million in the third quarter of fiscal 2001 and $6.5 million and $6.8 million in the nine months ended October 31, 2001 and 2000, respectively.

    Restructuring and exit costs.  In the first quarter of fiscal 2002, we approved a restructuring plan. We restructured our operations and reduced our workforce by approximately 260 employees. We also vacated two leased facilities and exited the vertical legal market. In the second quarter of fiscal 2002, we further reduced our workforce by approximately 150 employees. We also retired certain property and equipment and vacated seven leased facilities. In the third quarter of fiscal 2002, we continued our restructuring plan by reducing our workforce by approximately 45 employees and also retired certain property and equipment and other assets. These reductions in force affected all of our functional groups. We recorded $4.1 million and $15.0 million in restructuring and exit costs that are not associated with, and do not benefit activities of, our ongoing operations in the third quarter of fiscal 2002 and in the nine months ended October 31, 2001, respectively. The $3.3 million in loss on retirement of property and equipment and other assets (See Note 4) consisted primarily of $1.3 million for the retirement of a marketing software and $1.2 million write-off of certain prepaids for a consulting service arrangement due to the reduction in headcount. We also accrued $568,000 to terminate this consulting service arrangement and this amount is included in other exit costs (See Note 4). We expect that of the restructuring and exit costs accrued as of October 31, 2001, severance costs will be paid by the fourth quarter of fiscal 2002, other exit costs will be paid by the first quarter of fiscal 2003, exit costs for business line will be paid no later than May 2004 and lease termination costs will be paid no later than April 2009.

    Stock-based compensation.  Amortization of stock-based compensation was $1.1 million and $7.3 million in the third quarter of fiscal 2002 and 2001, respectively, and $8.0 million and $22.8 million in the nine months ended October 31, 2001 and 2000, respectively. The decrease in amortization of stock-based compensation was primarily attributed to employee terminations and the effects of having applied Financial Accounting Standard Board (FASB) Interpretation No. 28 that allowed for an accelerated amortization of stock-based compensation in previous periods.

    Merger Related Expenses.  Merger related expenses of $2.4 million in the third quarter of fiscal 2001 and in the nine months ended October 31, 2000 were incurred in conjunction with the acquisition and integration of ABT.

Interest and Other Income, Net

    Interest and other income, net.  Interest and other income, net, consists of interest income, interest expense and other non-operating expenses. The net decrease in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 and the net decrease in the nine months ended October 31, 2001 from the nine months ended October 31, 2000 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income.

Liquidity and Capital Resources

    Since inception, we have financed our operations through private sales of our capital stock prior to our initial public offering with net proceeds of $68.0 million, through our initial public offering of common stock in February 2000 with net proceeds of $202.5 million and from bank loans and equipment leases. These proceeds are used for working capital for our business. As of October 31, 2001, we had cash, cash equivalents and short-term investments of $74.4 million and $21.9 million in working capital. The decrease in working capital as of October 31, 2001 from $135.6 million as of January 31, 2001 primarily resulted from the use of cash, cash equivalents and short-term investments in our operations and decreases in net accounts receivable and prepaid expenses and other current assets.

    Net cash used in operating activities was $64.2 million and $51.2 million in the nine months ended October 31, 2001 and 2000, respectively. Net cash used in operating activities in the nine months ended October 31, 2001 primarily resulted from a net loss of $274.7 million, offset in part by impairment charges, amortization of goodwill and other intangible assets and a decrease in accounts receivable. Net cash used in operating activities in the nine months ended October 31, 2000 primarily resulted from a net loss of $91.1 million and increases in accounts receivable and prepaid expenses and other current assets, offset in part by amortization of goodwill and other intangible assets, stock-based compensation and an increase in accrued liabilities.

    Net cash provided by (used in) investing activities was $32.0 million and ($84.5) million in the nine months ended October 31, 2001 and 2000, respectively. Net cash provided by investing activities in the nine months ended October 31, 2001 resulted from net sales and maturities of short-term investments, offset by purchases of property and equipment. Net cash used in investing activities in the nine months ended October 31, 2000 primarily resulted from net purchases of short-term investments.

    Net cash (used in) provided by financing activities was ($1.3) million and $201.3 million in the nine months ended October 31, 2001 and 2000, respectively. Net cash used in financing activities in the nine months ended October 31, 2001 resulted from the repurchase of our common stock pursuant to our common share repurchase program, offset in part by the issuance of our common stock and net proceeds from our bank borrowings. Net cash provided by financing activities in the nine months ended October 31, 2000 primarily resulted from net proceeds from our initial public offering.

    In October 2001, we entered into two loan agreements with a financial institution secured generally by certain of our tangible and intangible assets and providing revolving lines of credit up to $30.0 million, of which a $5.0 million line of credit is secured by qualifying accounts receivables. As of October 31, 2001, we had $26.0 million outstanding under these lines of credit. Interest on each of these lines of credit accrues at the rate of 7.00% per annum. These lines of credit will expire in July 2002. As of October 31, 2001, we were in compliance with all financial covenants. These lines of credit were repaid in full in November 2001.

    We anticipate that our cash resources will continue to decline in order to fund operating expenses, as well as planned capital expenditures. We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months.

Recent Accounting Pronouncements

    In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement supersedes and replaces the guidance in Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting guidance for transfers and servicing for financial assets and liabilities. The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on our financial statements.

    In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization will be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified as goodwill at the effective date of SFAS No. 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with SFAS No. 142. Because we have not acquired a company since June 30, 2001, and we have no goodwill or other intangible assets, we anticipate no effect in adopting SFAS No. 141 and No. 142.

    In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS No. 143 will have a significant effect on our financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 144 will have on our financial position and results of operation.

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

Due to our limited operating history, it is difficult to predict our future operating results

    Due to our limited operating history, it is difficult or impossible for us to predict our future operating results. We cannot forecast operating results based on our historical results because our business is changing rapidly. For example, we have recently introduced a major new release of our software and are continuing to implement a restructuring plan. We also have limited visibility into our future revenue. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we can not meet those revenue projections.

We have incurred losses throughout our operating history and expect to incur losses for the foreseeable future

    We have experienced operating losses in each quarterly and annual period since we were formed, and we expect to incur losses in the future. As of October 31, 2001, we had an accumulated deficit of $445.1 million. We had net losses of $274.7 million in the nine months ended October 31, 2001. In addition, we will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value prior to our initial public offering on February 28, 2000, and subsequently. In addition, on November 12, 2001, our board of directors approved a re-pricing of stock options to the fair market value of our common stock on November 12, 2001 which could result in substantial stock-based compensation expense in future periods.

    We will need to increase our revenue significantly to achieve and maintain profitability. Our revenue in the third quarter of fiscal 2002 decreased from our revenue in the second quarter of fiscal 2002 and our license revenue also declined in the third quarter of fiscal 2002 relative to the second quarter of fiscal 2002. We can not assure you of any future revenue growth and our revenue could further decline. Our failure to increase our revenue would seriously harm our business and operating results, and would among other things require a continued depletion of our cash resources to fund operating losses.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock would likely decline further

    Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter, the size of such licensing transactions and maintenance renewals. Other factors that could affect our quarterly operating results include:

•	our ability to attract new customers and retain and sell additional products and services to current customers;
•	our ability to upgrade current customers to new versions of our products;
•	the announcement or introduction of new products or services by us or our competitors;
•	changes in the pricing of our products and services or those of our competitors;
•	variability in the mix of our product and services revenue in any quarter; and
•	the amount and timing of operating expenses and capital expenditures relating to the business.

    Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that, in some future periods, our revenue performance, expense levels, cash usage or other operating results will be below the expectations of investors. If this occurs, the price of our common stock could decline further.

The current economic downturn has impacted demand for our products and services and may adversely affect future revenue

    Recent economic indicators, including gross domestic product figures, reflect a continuing slowdown in economic activity in the United States and Europe from prior periods. Many reports have indicated an even more significant decline in spending by corporations in the area of information technology, the overall market in which we participate. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our target market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid corresponding increases in future losses. Even if the current downturn improves, we can not assure you that corporations will increase their information technology spending or that we will be able to maintain or improve revenue levels.

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

Our products have a long sales cycle, which makes it difficult to predict our quarterly operating results and may cause these results to vary significantly

    The sales cycle for our products is long, typically from three to nine months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our lengthy sales cycle may cause license revenue and other operating results to vary significantly from period to period. Our products often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

If we fail to improve the productivity of our sales organization, our ability to generate revenue will be limited

    We need to increase the productivity (revenue per sales representative) of our sales organization. Our failure to do so will harm our ability to generate revenue. The average tenure of our sales team is over eight months. If new sales personnel do not become effective in a timely manner, our revenue will be harmed.

Failure to collect our accounts receivable would adversely affect our cash flows and operating results

    Our financial results are dependent upon the collection of our accounts receivable. As of October 31, 2001, our accounts receivable, net of allowance for doubtful accounts, was $9.5 million and our allowance for doubtful accounts was $5.3 million. The failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows and operating results.

If the market does not accept the new version of our software or if we are unable to continue introduce new products on a timely basis, our business will suffer

    We introduced a new version of our software in the third quarter of fiscal 2002. We may experience delays in market acceptance of new products or product enhancements as we engage in marketing to our user base regarding the advantages and system requirements for the new version and as existing customers evaluate the advantages and disadvantages of upgrading to the new version. Further, the market for our products is new and likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products that meet these demands. The development of new or enhanced software products is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of future products or product enhancements and could increase research and development costs.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry

    Rapidly changing technology and standards may impede market acceptance of our products and services. Our new products have been designed based upon currently prevailing technologies such as XML/XSL. If new technologies emerge that are incompatible with our products, our key products and services could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

    Additionally, we design our products to work with databases such as Oracle Enterprise Server and SQL Server and operating systems such as Sun Solaris, Windows NT and HP/UX. Any changes to those databases or systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of operating systems, databases, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses or cause customers to delay evaluation, purchase and deployment of our products.

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

To date, customers have not deployed the new version of our software on a large scale, and we may experience customer dissatisfaction and lost revenue if this version does not accommodate large-scale deployments

    Our software products must be able to accommodate substantial increases in the number of people using them. Our new products have not been tested in large-scale customer implementations. If our customers cannot successfully implement large-scale deployments, we could lose some or all of our existing customers and be unable to obtain new customers.

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

Our recent expense reductions may harm our business

    In connection with our efforts to streamline our operations and reduce costs, in the nine months ended October 31, 2001, we restructured our organization with substantial headcount reductions and other cost-control measures. In addition, in November 2001, we further reduced our headcount. As a result of these headcount reductions and cost-control measures, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may reduce employee morale and productivity and create concern among existing employees about job security, which would lead to increased turnover. Further, this reduction in workforce may subject us to the risk of litigation.

We may be unable to effect planned expense reductions

    We have announced targets for reductions of our quarterly expenses. We may be unable to achieve these reductions in a timely manner or at all. Failure to achieve these reductions would seriously harm our operating results and would among other things require a continued depletion of our cash resources to fund operating losses.

International activities expose us to additional operational challenges that we might not otherwise face

    In the third quarter of fiscal 2002, international revenue represented 46.2% of total revenue, compared to 52.3% of total revenue in the second quarter of fiscal 2002. International license revenue represented 47.0% of total license revenue in the third quarter of fiscal 2002, compared to 48.1% in the second quarter of fiscal 2002.

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

•	consulting firms;
•	third-party hardware vendors, such as Sun and Hewlett-Packard; and
•
third-party software vendors, such as Actuate, Microsoft, Oracle, Sun and Verity, whose products or technologies, such as reporting engines, search engines, application servers, databases and operating systems, we incorporate into or integrate with our products.

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

We are uncertain of our ability to obtain additional financing for our future needs

    We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months. However, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products and respond to competitive pressures. We may also need to raise funds in the future to meet our working capital needs. As of October 31, 2001, we had cash and cash equivalents of $74.4 million. However, included in this amount are certain certificates of deposit securing letters of credit required for our various leased facilities and equipment. Our working capital decreased to $21.9 million as of October 31, 2001 from $135.6 million as of January 31, 2001. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

Our stock could be delisted from the Nasdaq National Market

    The Nasdaq National Market typically requires that our stock maintain a minimum bid price of $1.00. While we are in compliance with other Nasdaq National Market listing requirements, the bid price for our stock has in the recent past been below $1.00. The Nasdaq National Market has suspended its rules regarding the minimum bid price through December 31, 2001 but is expected to re-initiate such rules on January 2, 2002. If the bid price for our stock drops below $1.00 again, we could be subject to delisting by the Nasdaq National Market.

We depend on the continued services of our executive officers

    Our future success depends upon the continued service of our executive officers, particularly Farzad Dibachi, our founder and chief executive officer. None of our executive officers is bound by an employment agreement for any specific term that prevents him or her from terminating his or her employment at any time. Mr. Dibachi is not currently receiving a salary for his services to the Company. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decided to join a competitor or otherwise compete directly or indirectly with us.

Pending litigation could harm our business

    We, as well as certain of our officers and directors, have been named as a defendant in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company's initial public offering in February 2000 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants' time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and we intend to defend vigorously against them.

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

    It is possible that no patents will issue from our current or future patent applications. Any patents that do issue may not provide us with any competitive advantages over, or may be challenged by, third parties. We have applied for, but have not received, registration of, among other marks, the Niku logo and Do What Matters with the U.S. Patent and Trademark Office. We rely on copyright laws with respect to our software, but we have not registered any copyright with any government entity with respect to our software.

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

Rising energy costs and power system shortages in California may result in increased operating expenses and harm to our operations due to power loss

    California has experienced significant power shortages. While energy costs in California, including those for natural gas and electricity, appear to have stabilized after having risen significantly over the past summer relative to the rest of the United States, we can not predict whether these prices will remain stable or will rise again. Because our principal operating facilities are located in California, increased power prices could increase our operating expenses significantly. In addition, a sustained or frequent power failure could disrupt our operations, which would limit our ability to provide our products and services to our customers, harm our customer relationships and have an adverse effect on our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We develop products in the United States and market our products in North America, Europe and, to a lesser extent, the Asia-Pacific region. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of our sales are currently made in U.S. dollars, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency as our operating expenses in each of our foreign subsidiaries is the local currency. We currently do not use financial instruments to hedge operating expenses by our European and Asia-Pacific subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents and the short-term features of our indebtedness, we believe that there is no material market or interest rate risk exposure.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

    We, as well as certain of our officers and directors, have been named as a defendant in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company's initial public offering in February 2000 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants' time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and we intend to defend vigorously against them.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Number	Exhibit Title
10.24	Business Loan Agreement, Promissory Note and Amended and Restated Commercial Security Agreement, dated October 19, 2001, by and between Mid-Peninsula Bank and Registrant.
10.25	Business Loan Agreement and Promissory Note (Asset Based), dated October 19, 2001, by and between Mid-Peninsula Bank and Registrant.
(b)	Reports on Form 8-K
None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION

Date: December 7, 2001	By:	/s/ JOSHUA PICKUS Joshua Pickus Chief Financial Officer

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