Form 10-K
period 2002-01-26
NIKU CORP
filed 2002-04-19
CIK 1076641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-28797

NIKU CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0473454 (I.R.S. Employer Identification No.)

350 Convention Way, Redwood City, CA 94063 (Address of principal executive offices)	94063 (Zip Code)

Registrant’s telephone number, including area code: (650) 298-4600

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

      The aggregate market value of the common stock held by non-affiliates of the registrant as of April 1, 2002 was approximately $102,041,000.

      The number of shares outstanding of the registrant’s common stock as of April 1, 2002 was 74,242,284.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

      Niku, Do What Matters and the Niku logo are our trademarks. All other brand names and trademarks appearing in this annual report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. A word such as “expects,” “anticipates,” “intends,” “believes” or similar language identifies forward-looking statements. These forward-looking statements include, among other things, statements about the trends we see in our business and the markets in which we operate, the features, functionality and market acceptance of our products and our expectations for our future operating results and cash flows. Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Item 1: Business — Factors That May Affect Future Results.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1. Business

      We provide application software for service organizations in large enterprises. These service organizations include the information technology, consulting, and research and development groups as well as other organizations rendering services for the enterprise. Our software enables customers to reduce costs and increase productivity in their service organizations and gain visibility and control over strategic initiatives. Our software achieves these results by allowing users to collaborate, allocate resources, manage initiatives, account for activities and capture and reuse knowledge using one integrated system.

      We commenced operations in 1998 and are headquartered in Redwood City, California. We conduct operations worldwide directly and through our wholly-owned subsidiaries. Unless otherwise specified, references to “Niku,” “we,” “our,” “us,” or the Company are references to Niku and its consolidated subsidiaries. We operate in one industry segment: software.

Products

      Our latest product offering is Niku 6.

      We believe Niku 6 is the first fully integrated, Internet-based application for service organizations in the “mid-office.” The mid-office sits between the front office and the back office (the customer facing and financial settlement functions). The mid-office consists of service organizations such as information technology, consulting, research and development and other organizations rendering services for the enterprise.

      The service organizations in the mid-office have a distinct set of business processes. Niku 6 automates these business processes, allowing companies to reduce costs and increase productivity in their service organizations. Some examples of the application of Niku 6 are as follows: managing operational costs in real-time, leveraging best practices, enabling reuse of structured and unstructured knowledge, capacity planning, automating administrative and production workflows, enabling executive overview of entire portfolios, optimizing resource productivity, automating metrics for choosing business opportunities, institutionalizing successful financial practices, and accelerating time-to-results and time-to-market.

      Niku 6 also provides a platform for management of company-wide strategic initiatives such as Six Sigma, which is a management methodology that seeks to improve an organization’s profitability by decreasing its cost of quality. Niku 6 provides a single system for tracking an initiative from start to finish, including its staffing, milestones, deliverables, dependencies, costs and results. By providing enhanced visibility into every element of an initiative, Niku 6 enhances management control of the initiative and increases the likelihood that the initiative will achieve its objectives.

      Niku 6 unites the key elements of our older products (Portfolio Manager, Workbench, Revenue Manager, eNiku, and xNiku) in a single architecture, a single database and a single graphical user interface.

      Core features of Niku 6 are described below.

•	Collaboration. Most work in mid-office organizations is accomplished through teams working in a collaborative manner. Niku 6 offers a secure, shared environment in which team members can collaborate on assignments, share documents, conduct discussions and otherwise work with each other using the Internet. This collaborative environment can also extend a company’s processes and knowledge to external partners, customers and suppliers, allowing organizations to create and manage virtual teams globally, handle complex projects and processes at multiple locations, and shorten the time needed for any given initiative.

•	Resource Management. Niku 6 offers capabilities to ensure that the right people are working on the right things at the right time at the correct billing rate. Users can view and manage resource schedules, and can reserve and allocate resources in real time. This functionality dynamically tracks employee backgrounds and levels of experience in different specialties. Any changes or updates to an employee’s schedule or skills are automatically recorded, giving managers rapid access to the current information and allowing them to improve utilization of people, skills and time.

•	Initiative Management. Niku 6 helps organizations manage initiatives from origination to completion. For any initiative, the critical success factor is the ability to manage teams effectively and to deliver results and benefits on time and on budget. Niku 6 provides capabilities for planning, estimating and methods delivery. Niku 6 also captures time and expenses, manages organizational capacity, allocates resources based on performance, and provides tools for analyzing initiative, division and overall profitability.

•	Activity-Based Accounting. Niku 6 provides both record keeping tools and management and analytical capabilities for services organizations to manage complex accounting tasks such as detailed billing and invoicing on a matter-by-matter basis.

•	Knowledge Management. Niku 6’s knowledge management module provides extensive functionality for capturing, managing, retrieving and utilizing the knowledge and experience of an organization that is contained in documents such as implementation plans, product development documents, proposals and contracts. Unlike traditional document management systems, Niku 6’s knowledge management module utilizes a data-tagging feature to capture documents or other deliverables as they are created. This module employs an easy-to-use search engine for information retrieval, allowing users to retrieve and leverage organizational knowledge regardless of where or when they need it.

•	Opportunity Management. Niku 6 automates and manages the business development process for service organizations, including gathering and analyzing information on potential customers, monitoring sales prospects, creating proposals, developing sales presentations, and creating and finalizing contracts. The opportunity management functionality also provides internal services organizations the ability to assess potential risks and returns before embarking upon a project or initiative.

Customers

      Our customers include the following, all of whom accounted for at least $200,000 of license revenue in the year ended January 31, 2002:

Accenture AXA Barclay’s Bear Stearns Bell South Best Buy BT (British Telecom) ChoicePoint Computer Sciences Corporation Deutsche Telekom (T-Mobile) DGZ — DekaBank Employers Reinsurance	FiServ Fortis France Telecom GE Medical Systems Georgia School Council Institute Getronics GIE Dialog Hewlett-Packard HSBC Hydro Quebec MSC Software Pennsylvania Department of Transportation	Pharmacia Phillips Pink Roccade Rabobank Royal Sun Alliance Southwest Airlines Thomson Time Warner Westdeutsche Landesbank

      No customer accounted for more than 10% of our total revenue in fiscal 2002, 2001 and 2000. See Note 13 to our consolidated financial statements for disclosure regarding our international revenue.

Technology

      The technology underlying Niku 6 utilizes an advanced three tier-architecture, which is 100% Internet-based. This allows for horizontal scalability and access to users with different languages, time zones, currencies and regulatory environments.

      Three-Tier Architecture. Within Niku 6’s data tier, all of the tables and data are housed in a standard relational database geared for high performance and scalability. In the middle tier, an application server enables the java-based application to be deployed across multiple application servers to easily accommodate global deployments. The application can also be externalized through the corporate firewall to allow access over the Internet to the application. The client tier is a web browser that provides the interface between the user and the application.

      Web Browser Access to Applications. Niku 6 is accessed through a web browser, which allows end-users easy access and navigation. The familiar web browser interface allows users to access the application from any personal computer, computer network or computing device, regardless of physical location. Our application framework also allows updates to software and applications to be made centrally at the server rather than at each user’s computer. This ensures that each user has the latest application version and significantly reduces distribution and installation costs.

      Internationalized Application. All Niku 6 components support dynamic language and locale switching. This means that a user can enter and view data in their language and see it displayed by a locale’s date, time and currency format.

      Scalability. Niku 6 is designed to provide horizontal scalability. The components which make up the product including Database, Application, Reporting, Search and Background can be placed on separate servers allowing customers maximum flexibility in configuring hardware infrastructure for supporting global implementations.

      Open Standards. Niku 6 is designed to support open standards. The software we use for the server computers that deliver our applications is written in the Java programming language. We also support electronic commerce protocols such as extensible markup language, or XML, and secure socket layer, or SSL. Niku 6 has an open standards gateway that allows data such as projects, human resource profiles, financials, and expenses to be shared with both up-stream and down-stream applications such as enterprise resource planning and customer relation management systems, regardless of architecture. Our support of open standards allows customers with disparate computer systems and networks to utilize our applications without the need to upgrade computer systems, software or equipment.

      Supported Platforms. The platform on which our customers run their businesses varies due to various vendor relationships, information technology budgets, and legacy experience. Therefore, the Niku 6 solution has been designed to support the major platforms of Sun Solaris, Windows 2000 and NT, and HP Unix along with database support for both Oracle and Microsoft SQL Server. This insures that our customers can leverage their existing technology infrastructure and relationships when deploying the Niku 6 solution.

      Research and development expenses were $34.9 million, $37.0 million and $10.9 million in fiscal 2002, 2001 and 2000, respectively. As of January 31, 2002, we had 77 people in our research and development organization.

Sales and Marketing

      We offer our products principally through our direct sales force. We also have dedicated technical pre-sales professionals who assist with creating customer-tailored business proposals, product demonstrations and presentations that address the specific needs of each prospective customer. In addition, we have a small telesales organization focused on smaller transactions. As of January 31, 2002, we had 131 people in our sales and marketing organization. In certain international markets, we offer our products indirectly through channel partners

Services and Support

      Our professional services consultants assist in the implementation and use of our software products. Our consultants assist customers in all aspects of the implementation process, including requirements assessment, implementation planning and design, content design and creation, data migration, systems integration, deployment and training. We offer multiple customer support options, with customer support professionals on call 24 hours a day, seven days a week and available through a toll-free call center. Depending on the support level a customer chooses, we will also assign a single account management point of contact who will oversee all support issues and drive resolution for the customer. As of January 31, 2002, we had 89 employees in our services and support organization.

Competition

      The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers’ in-house developers and information technology departments and by a number of competitors offering products and services that vary in functionality. These include:

•	enterprise software providers such as Oracle, Peoplesoft, SAP, Siebel Systems, Lawson and JD Edwards;

•	providers of project management software; and

•	providers of professional services automation software.

      A number of companies offer products that provide some of the functionality of our products. We do not believe that any one company has a dominant position in our market as a whole. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as our market continues to develop. We may not be able to compete successfully against current and future competitors.

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

      We have applied for four U.S. patents. We cannot assure you that any of these applications will be granted, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

      We have applied for U.S. registration of the trademarks Niku, Do What Matters and the Niku logo. We have received registration for Niku and Do What Matters. The Niku logo application is under review. These registrations may not provide us with significant protection for our trademarks. We rely on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products.

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

Employees

      As of January 31, 2002, we had a total of 340 employees, including 131 employees in sales and marketing, 89 employees in services and support, 77 employees in research and development and 43 employees in general and administrative functions. Of these, 237 employees were located in the United States and 103 employees were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

      We believe that we will need to hire additional sales personnel. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications for our business. There is a shortage of qualified personnel, and competition for these personnel is intense in our industry. Our future success depends on our continuing ability to attract and retain highly qualified employees, and we can not assure you that we will be able to do so.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

Due to our limited operating history, it is difficult to predict our future operating results.

      We were incorporated in January 1998 and began licensing our software in December 1998. Due to our limited operating history, it is difficult or impossible for us to predict our future operating results. We cannot forecast operating results based on our historical results because our operating history is limited and our business is changing rapidly. For example, in fiscal 2002, we introduced a major new release of our software and implemented a restructuring program. In particular, we have limited visibility into our future revenue. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

We have incurred losses throughout our operating history, and we may incur losses in the future.

      We have experienced operating losses in each quarterly and annual period since we were formed, and we may incur losses in the future. We had an accumulated deficit of $461.9 million as of January 31, 2002 and we had net losses of $291.5 million in the year ended January 31, 2002.

      We will need to increase our revenue to achieve and maintain profitability. Our revenue in the fourth quarter of fiscal 2002 increased from our revenue in the third quarter of fiscal 2002 but decreased from the fourth quarter of fiscal 2001. Our license revenue also increased in the fourth quarter of fiscal 2002 relative to the third quarter of fiscal 2002 but decreased from the fourth quarter of fiscal 2001. We cannot assure you of any future revenue growth and our revenue could decline. Our failure to increase our revenue would seriously harm our business and operating results, and would among other things, require a continued depletion of our limited cash resources to fund operating losses.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock would likely decline.

      Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. Other factors that could affect our quarterly operating results include:

•	our ability to attract new customers and retain and sell additional products and services to current customers;

•	our ability to upgrade current customers to new versions of our products;

•	the renewal or non-renewal of annual maintenance contracts by our customers;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our product and services revenue in any quarter; and

•	the amount and timing of operating expenses and capital expenditures relating to the business.

      Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of analysts and investors in the future, the price of our common stock would likely decline.

We expect to experience seasonality in our sales, which could cause our quarterly operating results to fluctuate.

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

Our products have a long sales cycle, which makes it difficult to predict our quarterly operating results and may cause these results to vary significantly.

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

The decline in spending on information technology has impacted demand for our products and services and may adversely affect future revenue.

      While the most recent economic indicators, including gross domestic product figures, reflect a possible turn around in economic activity from prior periods, many reports have indicated a continuing decline in spending by corporations in the area of information technology, the overall market in which we participate. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate worsens or that the global economy fails to improve or information technology spending in our market does not increase, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid increases in future losses. Even if the current decline abates, we cannot assure you that corporations will increase their information technology spending or that we will be able to maintain or improve revenue levels.

If the market does not accept Niku 6 or if we are unable to continue to introduce new products on a timely basis, our business will suffer.

      We introduced a new release of our software called Niku 6 at the end of the third quarter of fiscal 2002. While the initial market acceptance of Niku 6 has been positive, we may experience delays in market penetration. In addition, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing to our user base regarding the advantages and system requirements for the new version and as existing customers evaluate the advantages and disadvantages of upgrading to the new version. Further, the market for our products is new and likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products that meet these demands. The development of new or enhanced software products is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of future products or product enhancements and could increase research and development costs.

We are uncertain of our ability to obtain additional financing for our future needs.

      As of January 31, 2002, we had cash and cash equivalents of $51.6 million. We also had restricted cash in the amount of $14.5 million in the form of certain certificates of deposit securing letters of credit required for various leased facilities and equipment. We also had bank borrowings of $27.0 million as of January 31, 2002. The bank borrowings were repaid in full in February 2002. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, in the long-term, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products, respond to competitive pressures and satisfy new obligations that may arise. We may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage over the course of fiscal 2002, capital is critical to our business, and our inability to raise capital in the event of ongoing losses would have a material adverse effect on our business. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Failure to collect our accounts receivable would adversely affect our cash flows.

      Our cash flows are dependent upon the collection of our accounts receivable. As of January 31, 2002, our accounts receivable, net of allowance for doubtful accounts, was $12.6 million and our allowance for doubtful accounts was $3.0 million. While we significantly improved our collection of accounts receivable in fiscal 2002, the failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows, which could have a material adverse effect on our business.

The results of legal proceedings could adversely affect our business.

      We are engaged in several legal proceedings. If the ultimate disposition of one or more of these proceedings is adverse to us, we could be required to pay substantial sums to other parties. Interim rulings in the proceedings could also adversely affect us. On April 15, 2002, a writ of attachment in the amount of $6.3 million was granted against us in legal proceedings relating to our former headquarters facility. The grant of this writ provides the owner of such facility with security in the event it prevails in the case. We expect to provide security in the amount of $6.3 million in the form of a certificate of deposit, letter of credit, or bond in lieu of attachment. While such instrument is place, our access to the funds covered thereby will likely be restricted. Even if we ultimately prevail in the legal proceedings in which we are engaged, the costs of these proceedings could increase our expenses and materially and adversely affect our operating results. See “Item 3 — Legal Proceedings.”

Defects in our products could result in loss of or delay in revenue, failure to achieve market acceptance and increased costs.

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

To date, few customers have deployed the new version of our software on a large scale, and we may experience customer dissatisfaction and lost revenue if this version does not accommodate large-scale deployments.

      Our software products must be able to accommodate substantial increases in the number of people using them. Our new products have not been tested in large-scale customer implementations by many customers. If our customers cannot successfully implement large-scale deployments, we could lose some or all of our existing customers and be unable to obtain new customers.

Implementation of our products is difficult, costly and time-consuming, and customers could become dissatisfied if the implementation requires more time, expense or personnel than expected.

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

      As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time-consuming and expensive and could lead to customer dissatisfaction and increased expenses.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry.

      Rapidly changing technology and standards may impede market acceptance of our products and services. Our new products have been designed based upon currently prevailing technologies such as extensible markup language, or XML, or extensible stylesheet language, or XSL. If new technologies emerge that are incompatible with our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

      Additionally, we design our products to work with databases such as Oracle Enterprise Server and SQL Server and operating systems such as Sun Solaris, Windows 2000 and NT and HP Unix. Any changes to those databases or systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of databases, operating systems, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products.

International activities expose us to additional operational challenges that we might not otherwise face.

      International activities are a significant part of our business. In the year ended January 31, 2002, international revenue represented 47.5% of total revenue, compared to 18.7% of total revenue in the year ended January 31, 2001. International license revenue represented 47.6% of total license revenue in the year ended January 31, 2002, compared to 14.3% in the year ended January 31, 2001.

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

There is competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

      The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers’ in-house developers and IT departments and by a number of competitors offering products and services that vary in functionality. These include:

•	enterprise software providers such as Oracle, Peoplesoft, SAP, Siebel Systems, Lawson and JD Edwards;

•	providers of project management software; and

•	providers of professional services automation software.

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

We depend on implementation, marketing and technology relationships; if our current and future relationships are not successful, our business might be harmed.

      We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with:

•	consulting firms;

•	third-party hardware vendors, such as Sun and Hewlett-Packard; and

•	third-party software vendors, such as Actuate, Ironflare, Microsoft, Oracle, Sun and Verity, whose products or technologies, such as reporting engines, application servers, operating systems, databases, and search engines, we incorporate into or integrate with our products.

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

We will continue to incur stock-based compensation expense in future periods.

      We will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock options plans, approved a repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of such stock options were repriced to $0.75, which was the fair market value of our stock on November 12, 2001. This resulted in an additional $5.4 million of stock-based compensation in the fourth quarter of fiscal 2002. Options held by our chief executive officer, executive vice president, strategy and planning, board of directors and non-employees were not repriced. To the extent that our stock price increases in future periods, we will need to record additional stock-based compensation expense.

The market price for our common stock is volatile and could result in a decline in the value of your investment.

      The market price of our common stock is extremely volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variation in our quarterly operating results, including our inability to increase revenues;

•	changes in our cash flows;

•	announcements of new product or service offerings by us or our competitors;

•	announcement of new customer relationships by us or our competitors;

•	changes in market valuations of comparable companies;

•	developments in litigations in which we are involved;

•	additions to, or departures of, our executive officers; and

•	conditions and trends in the software and information technology industries.

      Further, the stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

We might not be able to protect and enforce our intellectual property rights.

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

      It is possible that no patents will issue from our current or future patent applications. Any patents that do issue may not provide us with any competitive advantages over, or may be challenged by, third parties. We have applied for, but have not received, registration of, among other marks, the Niku logo with the U.S. Patent and Trademark Office. We rely on copyright laws with respect to our software, but we have not registered any copyright with any government entity with respect to our software.

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

Third parties might bring infringement claims against us or our customers that could harm our business.

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software industry. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services increasingly overlap with competitive offerings. In addition, as part of our product licenses, we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all.

Provisions of Delaware law, our certificate of incorporation and bylaws could delay or prevent a takeover of us, even if doing so would benefit our stockholders.

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

Item 2. Properties

      Our principal executive office occupies 75,945 square feet in Redwood City, California under a lease that expires in May 2016. We currently occupy 13 leased facilities in the United States, five in Europe, one in Canada and one in Asia-Pacific. These leases expire at various dates through May 2016.

      In fiscal 2002, we vacated 17 leased facilities pursuant to our restructuring plan (See Note 3 to our consolidated financial statements).

      We believe that our facilities will be adequate to meet our demands for the foreseeable future and that we will be able to obtain any additional space that we may require for sales offices.

Item 3. Legal Proceedings

      In August 2001, we, as well as certain of our officers and directors, have been named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company’s initial public offering in February 2000 (the “IPO”). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants’ time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. These actions seek compensatory damages in unspecified amounts as well as other relief. We believe that the claims asserted against us in these cases are without merit and we intend to defend vigorously against them.

      In December 2001, Brugger Corporation, the lessor of our former headquarters, filed suit in the Superior Court of California for San Mateo County alleging that we breached the lease for such facility. Brugger seeks damages for breach of written lease, declaratory relief, and rescission. We have denied liability and filed a cross-complaint for various affirmative relief against Brugger. The disposition of the principal motions in the case to date is as follows: (i) On March 14, 2002, Brugger’s motion to dismiss our cross-complaint was denied with respect to a majority of our claims, allowing such claims to proceed. (ii) On April 15, 2002, Brugger’s motion for a writ of attachment in the amount of $6.3 million was granted. The grant of this writ provides Brugger with security in the event it prevails in the case. We expect to provide security in the amount of $6.3 million in the form of a certificate of deposit, letter of credit, or bond in lieu of attachment. While such an instrument is in place, our access to the funds covered thereby will likely be restricted. Discovery in the case has begun and is ongoing. No trial date has yet been set in the case. We believe Brugger’s claims are without merit, and we intend to vigorously defend against them. We believe our cross-complaint is meritorious, and we intend to vigorously prosecute such cross-complaint. See “Factors That May Affect Future Results — The Results of Legal Proceedings Could Adversely Affect Our Business.”

      In November 2001, Deborah Donoghue filed a suit against us and two of our officers, Farzad Dibachi and Rhonda Dibachi, in United States District Court for the Southern District of New York. The complaint alleges a violation of Section 16(b) of the securities laws for certain trades made by Mr. and Mrs. Dibachi and trades made by Florence V, LLC, a Minnesota Limited Liability Company. We investigated these claims prior to the filing of the lawsuit and concluded they had no merit because, among other things, Mr. and Mrs. Dibachi did not have the ability to take part in, participate in, vote on, or control any decisions regarding Florence V, LLC’s purchase or sale of any our securities. Mr. and Mrs. Dibachi challenged venue in New York, and the parties have now stipulated that the matter may be transferred to the Northern District of California. Mr. and Mrs. Dibachi believe these claims are without merit, and they intend to vigorously defend against these claims.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A. Executive Officers of the Registrant

      Our executive officers and their ages and positions as of March 31, 2002 were as follows:

Name	Age	Position

Farzad Dibachi	38	President, Chief Executive Officer and Chairman of the Board of Directors
Joshua Pickus	41	Chief Financial Officer
Richard N. LaBarbera	54	President, Global Operations
Rhonda Dibachi	40	Executive Vice President of Planning and Strategy

      Farzad Dibachi has served as our president, chief executive officer and chairman of the board of directors since he co-founded Niku in January 1998. From October 1995 to August 1997, Mr. Dibachi was a co-founder and president and chief executive officer of Diba, Inc., an information appliance software company, until it was sold to Sun Microsystems, Inc. From June 1994 to October 1995, he served as senior vice president, new media division for Oracle Corporation, a software company. From June 1993 to June 1994, he was vice president, marketing for Oracle’s tools division and senior director of product development in Oracle’s desktop products division. Mr. Dibachi holds a B.S. in mechanical engineering and a B.A. in computer science from San Jose State University. Mr. Dibachi is married to Rhonda Dibachi, our executive vice president of planning and strategy.

      Joshua Pickus has served as our chief financial officer since February 2001 and president, worldwide business relations since January 2001. From November 1999 to January 2001, Mr. Pickus served as our president, vertical markets. From April 1999 to November 1999, Mr. Pickus was a general partner in the private equity group at Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Before joining Venture Law Group, Mr. Pickus was a partner at Morrison & Foerster, an international law firm. Mr. Pickus holds an A.B. in public and international affairs from Princeton University and a J.D. from the University of Chicago Law School.

      Richard N. LaBarbera has served as our president, global operations since January 2001. From November 2000 to December 2000, he served as our president, worldwide field operations. From October 1997 to November 2000, Mr. LaBarbera was a senior vice president and general manager of the enterprise solutions division of Sybase, Inc., a software company. From October 1997 to May 1998, he also served as senior vice president and general manager for Sybase’s worldwide services organization, as well as Sybase University. From March 1995 to September 1997, Mr. LaBarbera served as the senior vice president and general manager of IT services and IT networks in the Americas for Siemens Pyramid/ Nixdorf, an e-business company. Prior to March 1995, Mr. LaBarbera held various management and executive positions at IBM, Storage Technologies, Amdahl, and Octel Communications. Mr. LaBarbera holds an M.B.A from Georgia State University.

      Rhonda Dibachi, our co-founder, has served as our executive vice president of planning and strategy since January 2001. From May 1998 to January 2001, Ms. Dibachi served as our senior vice president of development. From October 1997 to April 1998, Ms. Dibachi was the director of quality assurance at Webvan Group, Inc., an Internet-based grocery retailer. From July 1996 to October 1997, Ms. Dibachi served as a software testing consultant at Software Development Technologies, a software company. From September 1989 to May 1996, she worked at the applications division of Oracle Corporation where she held a number of positions, including development manager, architect and director of testing. Ms. Dibachi holds a B.S. in nuclear engineering from Northwestern University and an M.B.A. from Santa Clara University. Ms. Dibachi is married to Farzad Dibachi, our president, chief executive officer and chairman of the board of directors.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “NIKU.” Our initial public offering of stock was on February 29, 2000 at $24.00 per share. The table below presents the high and low closing sales prices for our common stock as reported by the Nasdaq National Market for each quarter that our common stock has been publicly traded.

	Price Range
	Per Share

	High	Low

Quarter Ended:
January 31, 2002	$2.94	$0.55
October 31, 2001	$0.90	$0.47
July 31, 2001	$2.71	$0.80
April 30, 2001	$10.81	$1.12
January 31, 2001	$18.56	$6.19
October 31, 2000	$27.06	$12.00
July 31, 2000	$37.50	$15.06
April 30, 2000(1)	$101.94	$17.06

(1)	For the period from February 29, 2000 to April 30, 2000.

Dividends

      Our present policy is to retain earnings, if any, to finance future growth. We have never declared or paid any cash dividends on our capital stock and have no present intention of paying any cash dividends in the foreseeable future. In addition, our loan agreements prohibit us from paying dividends without the consent of our lenders.

Sale of Unregistered Securities

      On November 29, 2001, we terminated a consulting service agreement with a third-party vendor pursuant to our restructuring program. In conjunction with this termination agreement, we issued 300,000 shares of common stock with a value of $0.75 per share based on the stock price on the date of issuance of the common stock. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Stockholders of Record

      At April 1, 2002, we had approximately 908 holders of record of our common stock.

Item 6. Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended January 31, 2002, 2001 and 2000 and the consolidated balance sheets data as of January 31, 2002 and 2001 are derived from our audited financial statements included in this 10-K. The consolidated statement of operations data for the year ended January 31, 1999 and the balance sheets data as of January 31, 2000 and 1999 are derived from our audited financial statements previously filed with the SEC. For the periods covered by this annual report on Form 10-K, we had a fiscal year that ended on the Saturday nearest January 31. Our fiscal year 2002 ended on January 26, 2002. For presentation purposes in this annual report on Form 10-K, we refer to our fiscal year end as January 31. In fiscal 2003, we changed our fiscal calendar to calendar month end so fiscal 2003 will end on January 31, 2003.

Consolidated Statements of Operations Data:

	Years Ended January 31,

	2002	2001	2000	1999

	(in thousands, except per share data)
Total revenue	$65,921	$68,922	$8,157	$15
Cost of revenue	33,936	20,622	2,620	4
Gross profit	31,985	48,300	5,537	11
Operating loss	(294,014)	(141,000)	(37,036)	(3,150)
Net loss	(291,546)	(130,876)	(36,487)	(3,020)
Basic and diluted net loss per share	$(3.92)	$(1.96)	$(5.61)	$(0.62)
Shares used in computing basic and diluted net loss per share	74,374	66,865	6,506	4,882

Consolidated Balance Sheets Data:

	January 31,

	2002	2001	2000	1999

	(in thousands)
Cash, cash equivalents and short-term investments	$51,585	$138,892	$44,515	$5,147
Current portion of restricted cash	4,665	—	—	—
Working capital	11,028	121,350	32,691	4,786
Restricted cash	9,822	14,487	—	—
Goodwill and other intangible assets, net	—	157,831	49,684	—
Total assets	101,575	393,067	112,525	6,555
Long-term restructuring accrual	6,758	—	—	—
Long-term obligations, less current portion	—	268	1,725	—
Redeemable convertible preferred stock and warrants	—	—	100,919	8,259
Accumulated deficit	(461,929)	(170,383)	(39,507)	(3,020)
Total stockholders’ equity (deficit)	31,557	318,393	(12,269)	(2,363)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our revenue, cost of revenue, operating expenses, amortization of intangible assets, restructuring and exit costs and capital needs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in Item 1 under the heading “Business — Factors That May Affect Future Results.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

Overview

      We provide application software for service organizations in large enterprises. These service organizations include the information technology, consulting, and research and development groups as well as other organizations rendering services for the enterprise. Our software enables customers to reduce costs and increase productivity in their service organizations and gain visibility and control over strategic initiatives. Our software achieves these results by allowing users to collaborate, allocate resources, manage initiatives, account for activities and capture and reuse knowledge using one integrated system.

Critical Accounting Policies and Estimates

      Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, allowance for doubtful accounts, impairment of long-lived assets and restructuring reserves for vacated leased facilities.

     Revenue Recognition

      We derive our revenue principally from licenses of our products, maintenance and support, and delivery of implementation services. We offer our products primarily through our direct sales force. In certain international markets, we also offer our products indirectly through channel partners.

      Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations from us with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. Sales to channel partners are generally recognized upon sell-through to the end-user customer. We define each of the four criteria above as follows:

      Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a license agreement with us.

      Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the earlier of shipment of the product, notification of receipt of the product or notification by the customer of acceptance. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

      The fee is fixed or determinable. We negotiate the fees for our products at the outset of an arrangement. In these arrangements, the majority of the licenses are perpetual and nonrefundable. The fees are generally due within six months or less. We consider fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

      Collectibility is probable. Collectibility is evaluated on a customer-by-customer basis. A customer’s purchase order or waiver for purchase order is generally required with each arrangement. New customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay, and existing customers are subject to a review of payment histories. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

      Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and consulting services is based on the objective evidence of the fair value of each element that is specific to us. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The

VSOE for each element is established when the same element is sold separately. We have analyzed and determined that we have sufficient VSOE to allocate revenue to the maintenance and support services and consulting services components of our perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. We sell our consulting services separately and have established VSOE on this basis.

      Assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year. Our software products are fully functional upon delivery and implementation and do not require significant modifications. The customer may implement using their own resources or obtain the services of other consulting service organizations to provide these services. Therefore, our consulting services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the consulting services is generally recognized as the services are performed.

      In years prior to fiscal 2002, license revenue includes product licenses to companies from which we have purchased products and services under separate arrangements executed within a short period of time (“reciprocal arrangements”). Products and services purchased in reciprocal arrangements include: (1) software licensed for our internal use; (2) software licensed for resale or incorporation into our products; and (3) development or implementation services. For reciprocal arrangements, we consider Accounting Principles Board, or APB, No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force, or EITF, Issue No. 86-29, Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB No. 29 and EITF Issue No. 86-29. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining these fair values, we consider the recent history of cash sales of the same products or services in similar sized transactions. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, generally zero.

      In fiscal 2002, we recognized no revenue under reciprocal arrangements. Revenue recognized under reciprocal arrangements was $16.4 million and $3.5 million in the years ended January 31, 2001 and 2000, respectively, of which approximately $630,000 and $1.5 million in the years ended January 31, 2001 and 2000, respectively, involved nonmonetary exchanges.

      We have never engaged in a transaction in which we provided product licenses or services to a customer in exchange for an equity interest.

      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) deferred maintenance and support; (2) consulting services not yet rendered for which we have been paid; (3) amounts billed to customers with extended payment terms, which amounts are not yet due; and (4) for transactions in which one of the four revenue recognition criteria has not been met.

     Accounts Receivable

      Accounts receivable are recorded net of allowance for doubtful accounts and totaled $12.6 million and $39.2 million as of January 31, 2002 and January 31, 2001, respectively. Allowance for doubtful accounts was $3.0 million and $6.4 million as of January 31, 2002 and 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general reserve for all invoices by applying a percentage to each aging category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

     Impairment Assessment

      We evaluate our long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period, our market capitalization relative to net book value, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future discounted or undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances, such as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2002, we determined that our goodwill and certain other identifiable intangibles acquired from our acquisitions and other assets were impaired, resulting in a charge of $138.9 million in asset impairment and other.

      We regularly perform an impairment assessment of a $500,000 strategic equity investment we made in a private company. In performing an impairment assessment, we consider the business’ current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, we determined that there was no impairment of such investment as of January 31, 2002. Due to the rapid changes occurring in the business sector in which our strategic investment operates and the inherent risk associated with investments in early stage technology companies, it is possible that we may have to record an impairment charges related to this investment in the future.

      We regularly perform an impairment assessment of our prepaid royalties for the right to third-party licensed technology. In performing an impairment assessment, we consider the future inclusion of third-party technology in our products and anticipated usage under the applicable contract. Based on an analysis of these factors, we recorded $9.4 million in impairment of licensed technology in fiscal 2002. As of January 31, 2002, we had $330,000 in prepaid royalties.

     Restructuring Reserves for Vacated Leased Facilities

      We have recorded significant restructuring charges in connection with vacating of certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities, brokerage fees and impairment of leasehold improvements, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, the local commercial real estate market and expectations about time to obtain a sublessee provided by commercial real estate brokerages. We regularly review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for vacated leases could vary by material amounts. Future minimum lease payments and brokerage fees, net of estimated sublease income relating to facilities that we vacated pursuant to the restructuring program amount to $4.1 million, $1.3 million, $1.3 million $842,000, and $580,000 for the years ended January 31, 2003, 2004, 2005, 2006, and 2007, respectively, and $2.8 million thereafter.

Repricing of Stock Options

      On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock options plans, approved a repricing of approximately 8.9 million outstanding stock options with exercise prices above

$0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of our stock on November 12, 2001. The options were repriced with no changes to the vesting schedule. Options held by our chief executive officer, executive vice president, strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby stock-based compensation for the options were remeasured on January 31, 2002 and will be continuously remeasured quarterly and recorded in the consolidated statements of operations for each reporting period. We recorded approximately $19.4 million in deferred stock-based compensation and amortized $5.4 million in stock-based compensation in the year ended January 31, 2002 relating to these repriced stock options.

Pro Forma Financial Results

      We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the quarterly financial results release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of impairment charges, amortization of goodwill and other intangible assets, restructuring and exit costs, stock-based compensation and merger related expenses. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q, our annual reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results, and read the associated reconciliation.

Results of Operations

	Years Ended January 31,

	2002	2001	2000

Revenue:
License	48.5%	69.1%	68.5%
Services	51.5	30.9	31.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	2.6	4.4	4.9
Services	34.7	25.5	27.2
Impairment of licensed technology	14.2	—	—

Total cost of revenue	51.5	29.9	32.1

Gross profit	48.5	70.1	67.9

Operating expenses:
Sales and marketing	107.6	98.7	190.3
Research and development	52.9	53.7	133.9
General and administrative	23.1	19.0	58.1
Asset impairment and other	210.7	—	—
Amortization of goodwill and other intangible assets	41.5	52.2	29.1
Restructuring and exit costs	36.9	2.8	—
Stock-based compensation	21.8	42.1	110.5
Merger related expenses	—	6.2	—

Total operating expenses	494.5	274.7	521.9

Operating loss	(446.0)	(204.6)	(454.0)
Interest income and other income (expense), net	4.2	15.2	15.5
Interest expense	(0.5)	(0.5)	(8.8)

Net loss	(442.3)%	(189.9)%	(447.3)%

Comparison of Fiscal Years Ended January 31, 2002, 2001 and 2000

Revenue

      License. License revenue consists of revenue from licenses of our software products. License revenue was $32.0 million, $47.6 million and $5.6 million in fiscal 2002, 2001 and 2000, respectively, decreasing 32.8% in fiscal 2002 from fiscal 2001 and increasing 752.7% in fiscal 2001 from fiscal 2000. The decrease in license revenue in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to a slowdown in corporate information technology spending, product development cycles and sales force tenure. The increase in license revenue in absolute dollars in fiscal 2001 from fiscal 2000 was primarily attributable to increased headcount in our sales force, expanded marketing efforts, and penetration of the ABT installed base as a result of our acquisition of ABT in August 2000.

      Services. Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services in fiscal 2002, 2001 and 2000 was $13.3 million, $12.9 million and $2.2 million, respectively, increasing 2.9% in fiscal 2002 from fiscal 2001 and increasing 490.7% in fiscal 2001 from fiscal 2000. The year-over-year increase in services revenue from implementation services in absolute dollars was primarily attributable to an increase in customer implementations. Service revenue from maintenance and support contracts was $20.7 million, $8.4 million and

$391,000 in fiscal 2002, 2001 and 2000, respectively, increasing 145.6% in fiscal 2002 from fiscal 2001 and increasing 2,053.5% in fiscal 2001 from fiscal 2000. The year-over-year increase in services revenue from maintenance and support contracts in absolute dollars was primarily attributed to new maintenance contracts and maintenance renewals relating to our larger installed base.

Cost of Revenue

      Cost of license revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $1.7 million, $3.0 million and $400,000 in fiscal 2002, 2001 and 2000, respectively, representing 5.3%, 6.4% and 7.2% of total license revenue in the respective years. The decrease in cost of license revenue in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to a decline in license revenue that decreased royalties due to third parties. The increase in cost of license revenue in absolute dollars in fiscal 2001 from fiscal 2000 was primarily attributable to increases in royalties due to third parties as a result of increases in license revenue.

      Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $22.9 million, $17.6 million and $2.2 million in fiscal 2002, 2001 and 2000, respectively, representing 67.3%, 82.5% and 86.3% of total services revenue in the respective years. The year-over-year increase in cost of services revenue in absolute dollars was primarily attributable to an increase in costs for third parties contracted to implement our products and increases in personnel and personnel-related expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001, offset in part by later reductions in headcount. Cost of services revenue as a percentage of total services revenue remained constant in fiscal 2001 from fiscal 2000 but decreased in fiscal 2002 from fiscal 2001 primarily as a result of the reductions in headcount.

      Impairment of licensed technology. In fiscal 2002, we determined that the carrying value of certain royalties that we had prepaid for the right to third party licensed technology would not be realized. We recorded $9.4 million in impairment of licensed technology, including $8.5 million from prepaid royalties and $850,000 from royalties paid in fiscal 2002, in each case on third-party technologies which we will not be including with our products at all or at the extent required under the applicable contracts due to a change in our product plan.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, advertising, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $70.9 million, $68.0 million and $15.5 million in fiscal 2002, 2001 and 2000, respectively, representing 107.6%, 98.7% and 190.3% of total revenue in the respective years. The increase in sales and marketing expenses in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase in bad debt expenses, higher salaries attributable to higher headcount in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and increases in commissions and bonuses, offset in part by later reductions in headcount and a decrease in advertising costs. The increase in sales and marketing expenses in absolute dollars in fiscal 2001 from 2000 was primarily attributable to an increase in the number of personnel and increases in advertising, travel costs, commissions, tradeshows, bonuses and bad debt expense.

      Research and development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $34.9 million, $37.0 million and $10.9 million in fiscal 2002, 2001 and 2000, respectively, representing 52.9%, 53.7% and 133.9% of total revenue in the respective years. The decrease in research and development expenses in absolute dollars in fiscal 2002 from 2001 was primarily attributable to decreases in outside services, travel costs relating to the development of our products and reductions in headcount. The increase in research and development expenses in absolute dollars in fiscal 2001 and 2000 was primarily attributable to an increase in the number of personnel.

      General and administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal employees, as well as professional services fees. General and administrative expenses were $15.2 million, $13.1 million and $4.7 million in fiscal 2002, 2001 and 2000, respectively, representing 23.1%, 19.0% and 58.1% of total revenue in the respective years. The increase in general and administrative expenses in absolute dollars in fiscal 2002 from 2001 was primarily attributable to increases in personnel and personnel-related expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and an increase in bonus expenses, offset in part by a later reductions in headcount and a decrease in professional services fees. The increase in general and administrative expenses in absolute dollars in fiscal 2001 from 2000 was primarily attributable to an increase in the number of personnel and increases in administrative and professional services fees.

      Asset impairment and other. In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we also performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, we recorded $138.9 million in asset impairment charges, consisted of $136.1 million as a result of the above two assessments, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

      Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $27.3 million, $35.9 million and $2.4 million in fiscal 2002, 2001 and 2000, respectively. Amortization of goodwill and other intangible assets included amortization of developed and core technologies of approximately $6.5 million, $10.2 million and $1.0 million in fiscal 2002, 2001 and 2000, respectively. There will be no amortization of goodwill and other intangible assets in fiscal 2003, unless additional goodwill and other intangible assets are acquired, as all goodwill and other intangibles assets were written off in fiscal 2002.

      Restructuring and exit costs. In fiscal 2002, we implemented a restructuring program. We restructured our operations and reduced our workforce by approximately 665 employees as part of the restructuring program. We also vacated 17 leased facilities, retired certain property and equipment and other assets and exited the legal vertical market. These reductions in workforce affected all of our functional groups. We recorded $24.4 million in restructuring and exit costs in fiscal 2002. We retired $11.8 million in property and equipment and other assets, including $1.3 million for the retirement of a marketing software application and a $1.7 million write-off of prepaid expenses associated with a consulting service arrangement due to the reduction in headcount. We also recorded an additional $725,000 in other exit costs to terminate this consulting service arrangement, of which $225,000 represents the value of 300,000 shares of common stock that we issued as part of this termination agreement. We expect that of the restructuring and exit costs accrued as of January 31, 2002, severance costs and other exit costs will be paid by the first quarter of fiscal 2003, exit costs for business line will be paid no later than May 2004 and lease termination costs will be paid no later than February 2011. The restructuring and exit costs is offset in part by a decrease in stock-based compensation related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

      Stock-based compensation. Amortization of stock-based compensation was $14.4 million, $29.0 million and $9.0 million in fiscal 2002, 2001 and 2000, respectively. The decrease in amortization of stock-based compensation in fiscal 2002 from fiscal 2001 was primarily attributed to employee terminations and the effects of having applied Financial Accounting Standard Board (FASB) Interpretation No. 28, offset in part by additional $5.4 million in stock-based compensation we recorded in connection with the repricing of our stock options in the fourth quarter of fiscal 2002.

      Merger related expenses. Merger related expenses of $4.3 million in fiscal 2001 were incurred in conjunction with the acquisition and integration of ABT in August 2000.

Interest and Other Income, Net

      Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income and other non-operating expenses. Interest income and other income (expense), net was $2.8 million, $10.5 million and $1.3 million in fiscal 2002, 2001 and 2000, respectively. The net decrease in absolute dollars in fiscal 2002 from 2001 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income. The net increase in absolute dollars in fiscal 2001 from 2000 was primarily attributable to higher average invested cash and short-term investment balances from our initial public offering proceeds, which yielded higher interest income.

      Interest expense. Interest expense was $324,000, $331,000 and $719,000 in fiscal 2002, 2001 and 2000, respectively. Interest expense remained constant in fiscal 2002 from 2001 but decreased 60.0% in fiscal 2001 from 2000. This decrease in absolute dollar was primarily attributable to higher balances in capital leases and other loans outstanding in fiscal 2000.

Liquidity and Capital Resources

      Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from our operations. The cash from these sources is used for working capital for our business. As of January 31, 2002, we had cash and cash equivalents of $51.6 million and restricted cash of $14.5 million. We also had bank borrowing of $27.0 million as of January 31, 2002. The bank borrowings were repaid in full in February 2002. As of January 31, 2002, we had working capital of $11.0 million. The decrease in working capital as of January 31, 2002 from $121.4 million as of January 31, 2001 was primarily due to decreases in cash, cash equivalents and short-term investments, net accounts receivable and prepaid expenses and other current assets, offset in part by a decrease in deferred revenue. Our liquidity could be negatively impacted by factors discussed under “Item 1: Business — Factors That May Affect Future Results”, including the provision of security for a writ of attachment recently granted in legal proceedings.

      Net cash used in operating activities was $73.9 million, $87.0 million and $20.6 million in fiscal 2002, 2001 and 2000, respectively. Net cash used in operating activities in fiscal 2002 primarily resulted from a net loss of $291.5 million, offset in part by impairment charges, amortization of goodwill and other intangible assets, restructuring and exit costs, stock-based compensation, provision for doubtful accounts receivable and decreases in net accounts receivable. Net cash used in operating activities in fiscal 2001 primarily resulted from a net loss of $130.9 million and increases in net accounts receivable and prepaid and other current assets, offset in part by amortization of goodwill and other intangible assets and stock-based compensation. Net cash used in operating activities in fiscal 2000 primarily resulted from a net loss of $36.5 million and an increase in net accounts receivable, offset in part by stock-based compensation and increases in accounts payable, accrued liabilities and deferred revenue.

      Net cash provided by (used in) investing activities was $32.3 million, ($63.2) million and ($20.9) million in fiscal 2002, 2001 and 2000, respectively. Net cash provided by investing activities in fiscal 2002 resulted from net sales and maturities of short-term investments, offset in part by purchases of property and equipment.

Net cash used in investing activities in fiscal 2001 primarily resulted from net purchases of short-term investments, purchases of investments for restricted cash and purchases of property and equipment. Net cash used in investing activities in fiscal 2000 primarily resulted from net purchases of short-term investments and purchases of property and equipments.

      Net cash (used in) provided by financing activities was ($251,000), $216.2 million and $64.0 million in fiscal 2002, 2001 and 2000, respectively. Net cash used in financing activities in fiscal 2002 resulted from treasury stock repurchased in the open market and repayment of debt and capital lease obligations, offset by net proceeds from bank borrowings and issuance of common stock. Cash provided by financing activities in fiscal 2001 resulted from net proceeds from our initial public offering and net proceeds from bank borrowings, offset in part by repayments of debt and capital lease obligations. Net cash provided by financing activities in fiscal 2000 resulted from net proceeds from issuance of redeemable convertible preferred stock and net proceeds from bank loans.

      In March 2000, we entered into a facility lease agreement for our worldwide headquarters. The lease term commenced upon possession of the facility in August 2001 and has a term of 15 years. Lease payments will be made on an escalating basis and the total future minimum lease payments amount to approximately $127.3 million over the lease term. As part of this agreement, we are required to hold a letter of credit drawable by the lessor totaling approximately $5.9 million, secured by an equal amount of cash deposits. We also have other facilities and equipment leases under various noncancellable operating leases with various expiration dates through 2011 that required letters of credit drawable by lessor for $8.6 million.

      In October 2001, we entered into two loan agreements with a financial institution secured generally by certain of our tangible and intangible assets and providing revolving lines of credit up to $30.0 million, of which a $5.0 million line of credit is secured by qualifying accounts receivables. As of January 31, 2002, we had $27.0 million outstanding under these lines of credit. These lines of credit were repaid in full in February 2002. Interest on each of these lines of credit accrues at the rate of 7.00% per annum. These lines of credit will expire in July 2002. As of January 31, 2002, we were in compliance with all financial covenants.

      Future minimum lease payments under noncancelable operating leases and payments under bank lines of credit are as follows as of January 31, 2002 (in thousands):

	Operating	Bank Lines
Year Ended January 31,	Leases	of Credit	Total

2003	$16,014	$27,000	$43,014
2004	11,152	—	11,152
2005	10,908	—	10,908
2006	10,040	—	10,040
2007	8,551	—	8,551
Thereafter	92,804	—	92,804

Total payments	$149,469	$27,000	$176,469

      Lease payments above, net of estimated sublease income and brokerage fees, relating to facilities that we vacated pursuant to the restructuring plan amounted to $4.1 million, $1.3 million, $1.3 million $842,000, and $580,000 for the years ended January 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $2.8 million thereafter. These amounts were recorded in accrued liabilities and long-term restructuring accrual as of January 31, 2002.

      We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, in the long-term, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products, respond to competitive pressures and satisfy new obligations that may arise. We may also need to raise funds in the future to meet our working capital needs. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage over the course of fiscal 2002, capital is critical to our business, and our inability to raise capital in the event of ongoing losses would have a significant adverse effect on our business. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Recent Accounting Pronouncements

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 144 will have on our financial position and results of operation.

      In November 2001, the FASB issued Topic D-103 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which will require companies to report reimbursements of “out-of-pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. We are currently evaluating the potential impact, if any, that the adoption of Topic D-103 will have on our financial position and results of operation which will be effective for our year ended January 31, 2003. We will adopt this pronouncement in the first quarter of fiscal 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and market our products in North America, Europe and, to a lesser extent, the Asia-Pacific region. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In fiscal 2002, approximately 52.5% of our total revenue were made in U.S. dollars. Therefore, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency as our operating expenses in each of our foreign subsidiaries is the local currency. We currently do not use financial instruments to hedge operating expenses of our European and Asia-Pacific subsidiaries. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

      Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents and the short-term features and fixed interest rate of our indebtedness, we believe that there is no material market or interest rate risk exposure.

Item 8. Financial Statements and Supplemental Data

      The following consolidated financial statements, and the related notes hereto, of Niku Corporation and subsidiaries and the Independent Auditors’ Report are filed as part of this annual report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

of Niku Corporation:

      We have audited the accompanying consolidated balance sheets of Niku Corporation and subsidiaries (the Company) as of January 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niku Corporation and subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ KPMG LLP

Mountain View, California

February 22, 2002, except as to Note 14,
which is as of April 15, 2002

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS

	January 31,

	2002	2001

Current Assets:
Cash and cash equivalents	$51,585	$93,673
Short-term investments	—	45,219
Current portion of restricted cash	4,665	—

Total cash, cash equivalents, short-term investments and current portion of restricted cash	56,250	138,892
Accounts receivable, net of allowances of $3,037 and $6,440 as of January 31, 2002 and 2001, respectively	12,593	39,232
Prepaid expenses and other current assets	5,445	17,632

Total current assets	74,288	195,756
Restricted cash	9,822	14,487
Property and equipment, net	13,196	19,932
Deposits and other assets	4,269	5,061
Goodwill and other intangible assets, net	—	157,831

Total assets	$101,575	$393,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,279	$9,121
Accrued liabilities	21,817	20,750
Current portion of long-term obligations	27,261	25,458
Deferred revenue	10,903	19,077

Total current liabilities	63,260	74,406
Long-term restructuring accrual	6,758	—
Long-term obligations, less current portion	—	268

Total liabilities	70,018	74,674

Commitments (Note 10)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized as of January 31, 2002 and 2001, respectively; 78,152,046 and 76,637,666 shares issued and outstanding as of January 31, 2002 and 2001, respectively	7	7
Treasury stock, at cost: 4,541,664 shares and none as of January 31, 2002 and 2001, respectively	(3,570)	—
Additional paid-in capital	514,019	513,463
Deferred stock-based compensation	(15,325)	(19,365)
Notes receivable from stockholders	(1,418)	(5,353)
Accumulated other comprehensive (loss) income	(227)	24
Accumulated deficit	(461,929)	(170,383)

Total stockholders’ equity	31,557	318,393

Total liabilities and stockholders’ equity	$101,575	$393,067

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended January 31,

	2002	2001	2000

Revenue:
License	$31,974	$47,613	$5,584
Services	33,947	21,309	2,573

Total revenue	65,921	68,922	8,157

Cost of revenue:
License	1,688	3,043	400
Services (exclusive of stock-based compensation of $1,129, $991 and $69 for the years ended January 31, 2002, 2001 and 2000, respectively)	22,862	17,579	2,220
Impairment of licensed technology	9,386	—	—

Total cost of revenue	33,936	20,622	2,620

Gross profit	31,985	48,300	5,537

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $5,042, $16,860 and $5,205 for the years ended January 31, 2002, 2001 and 2000, respectively)	70,927	68,041	15,521
Research and development (exclusive of stock-based compensation of $5,844, $5,264 and $3,155 for the years ended January 31, 2002, 2001 and 2000, respectively)	34,856	37,031	10,920
General and administrative (exclusive of stock-based compensation of $2,387, $5,930 and $585 for the years ended January 31, 2002, 2001 and 2000, respectively)	15,205	13,108	4,737
Asset impairment and other	138,923	—	—
Amortization of goodwill and other intangible assets	27,333	35,902	2,381
Restructuring and exit costs	24,353	1,910	—
Stock-based compensation	14,402	29,045	9,014
Merger related expenses	—	4,263	—

Total operating expenses	325,999	189,300	42,573

Operating loss	(294,014)	(141,000)	(37,036)
Interest income and other income (expense), net	2,792	10,455	1,268
Interest expense	(324)	(331)	(719)

Net loss	$(291,546)	$(130,876)	$(36,487)

Basic and diluted net loss per share	$(3.92)	$(1.96)	$(5.61)

Shares used in computing basic and diluted net loss per share	74,374	66,865	6,506

Comprehensive loss:
Net loss	$(291,546)	$(130,876)	$(36,487)
Foreign currency translation adjustments	(225)	(2)	—
Unrealized (loss) gain on short-term investments	(26)	26	—

Comprehensive loss	$(291,797)	$(130,852)	$(36,487)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

							Notes	Accumulated
	Common Stock		Treasury Stock		Additional	Deferred	Receivable	Other		Total
					Paid-in	Stock-Based	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss) Income	Deficit	Equity (Deficit)

Balances as of January 31, 1999	5,959,995	$1	—	$—	$2,277	$(1,576)	$(45)	$—	$(3,020)	$(2,363)
Issuance of common stock for notes receivable	2,335,000	—	—	—	1,815	—	(1,815)	—	—	—
Issuance of common stock in connection with the exercise of employee stock options	1,056,111	—	—	—	88	—	—	—	—	88
Repurchase of common stock in settlement of notes receivable from stockholders	(515,625)	—	—	—	(52)	—	52	—	—	—
Deferred stock compensation related to stock option grants	—	—	—	—	24,000	(24,000)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	7,831	—	—	—	7,831
Nonemployee stock compensation	18,000	—	—	—	546	—	—	—	—	546
Stock compensation related to forgiveness of notes receivable from stockholder	—	—	—	—	612	—	23	—	—	635
Issuance of common stock in connection with the acquisition of Proamics Corporation	3,501,938	—	—	—	17,510	—	—	—	—	17,510
Interest accrued on notes receivables from stockholders	—	—	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	—	—	(36,487)	(36,487)

Balances as of January 31, 2000	12,355,419	1	—	—	46,796	(17,745)	(1,814)	—	(39,507)	(12,269)
Issuance of common stock in connection with the acquisition of Legal Anywhere, Inc.	853,689	—	—	—	19,998	—	—	—	—	19,998
Issuance of common stock in connection with initial public offering, net of offering costs of $18,319	9,200,000	1	—	—	202,480	—	—	—	—	202,481
Conversion of redeemable convertible preferred stock into common stock	48,229,809	5	—	—	100,914	—	—	—	—	100,919
Issuance of common stock in connection with the acquisition of 600 Monkeys, Inc.	169,994	—	—	—	4,101	—	—	—	—	4,101
Issuance of common stock in connection with the acquisition of bSource, Inc.	399,988	—	—	—	7,916	—	—	—	—	7,916
Issuance of common stock in connection with the acquisition of ABT Corporation	3,952,679	—	—	—	94,447	—	—	—	—	94,447
Issuance of common stock in connection with the exercise of employee stock options	1,330,410	—	—	—	1,201	—	—	—	—	1,201
Issuance of common stock in connection with the exercise of employee stock options for services received	12,000				132	—	—	—	—	132
Repurchase of common stock in settlement of notes receivable from stockholders	(242,562)	—	—	—	(40)	—	40	—	—	—
Issuance of common stock for notes receivable	301,000	—	—	—	3,321	—	(3,321)	—	—	—
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	(282)	—	—	(282)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	24	—	—	24
Issuance of common stock in connection with employee stock purchase plan	75,240	—	—	—	1,532	—	—	—	—	1,532
Deferred stock compensation related to stock option grants	—	—	—	—	30,665	(30,665)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	29,045	—	—	—	29,045
Unrealized gain on short-term investments	—	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(130,876)	(130,876)

Balances as of January 31, 2001	76,637,666	7	—	—	513,463	(19,365)	(5,353)	24	(170,383)	318,393
Issuance of common stock in connection with the exercise of employee stock options	873,969	—	—	—	551	—	—	—	—	551
Issuance of common stock in connection with the acquisition of ABT Corporation	462,275	—	—	—	314	—	—	—	—	314
Issuance of common stock in connection with employee stock purchase plan	425,587	—	—	—	1,244	—	—	—	—	1,244
Issuance of common stock in connection with restructuring activities (see note 3)	300,000	—	—	—	225	—	—	—	—	225
Repurchase of common stock in the open market	—	—	(4,541,664)	(3,570)	—	—	—	—	—	(3,570)
Repurchase of common stock in settlement of notes receivable from stockholders	(438,076)	—	—	—	(3,546)	—	3,546	—	—	—
Repurchase of common stock	(109,375)	—	—	—	(11)	—	—	—	—	(11)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	—	248	—	—	248
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	141	—	—	141
Deferred stock compensation related to stock option grants	—	—	—	—	19,403	(19,403)	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(17,624)	9,041	—	—	—	(8,583)
Amortization of stock-based compensation	—	—	—	—	—	14,402	—	—	—	14,402
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(26)	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	—	—	—	—	(291,546)	(291,546)

Balances as of January 31, 2002	78,152,046	$7	(4,541,664)	$(3,570)	$514,019	$(15,325)	$(1,418)	$(227)	$(461,929)	$31,557

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(291,546)	$(130,876)	$(36,487)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,424	4,110	1,915
Amortization of debt discount	—	340	171
Amortization of goodwill and other intangible assets	27,333	35,902	2,381
Stock-based compensation	14,402	29,045	9,014
Impairment of licensed technology	8,536	—	—
Restructuring and exit costs	14,863	—	—
Asset impairment and other	138,923	—	—
Exercise of stock options for service received	—	132	—
Provision for doubtful accounts receivable	9,010	2,429	200
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	—	(630)	(1,534)
Expense resulting from nonmonetary exchanges for services	—	311	154
Forgiveness of notes receivable from stockholder	248	—	—
Interest forgiven (accrued) on notes receivable from stockholders	141	(282)	(29)
Changes in operating assets and liabilities:
Accounts receivable	18,577	(20,313)	(5,729)
Prepaid expenses and other current assets	2,368	(11,881)	(1,738)
Accounts payable	(5,882)	(1,029)	4,555
Accrued liabilities	(8,014)	841	3,834
Deferred revenue	(8,264)	4,918	2,682

Net cash used in operating activities	(73,881)	(86,983)	(20,611)

Cash flows from investing activities:
Purchases of property and equipment	(13,457)	(12,619)	(5,028)
Purchases of short-term investments	(21,171)	(112,734)	(16,865)
Sales and maturities of short-term investments	66,364	84,406	—
Purchases of investments for restricted cash	—	(14,487)	—
Acquisitions, net of cash received	—	(6,125)	2,884
Deposits and other assets	533	(1,645)	(1,842)

Net cash provided by (used in) investing activities	32,269	(63,204)	(20,851)

Cash flows from financing activities:
Net proceeds from sales of redeemable convertible preferred stock	—	—	59,694
Proceeds from initial public offering of common stock, net	—	202,481	—
Proceeds from issuance of common stock	1,795	2,733	88
Treasury stock repurchased	(3,570)	—	—
Repurchase of common stock	(11)	—	—
Proceeds from repayment of notes receivable from stockholders	—	24	—
Proceeds from bank borrowings, net	2,000	21,229	7,982
Repayment of debt and capital lease obligations	(465)	(10,255)	(3,799)

Net cash (used in) provided by financing activities	(251)	216,212	63,965

Net (decrease) increase in cash and cash equivalents	(41,863)	66,025	22,503
Effect of exchange rate changes	(225)	(2)	—
Cash and cash equivalents, beginning of year	93,673	27,650	5,147

Cash and cash equivalents, end of year	$51,585	$93,673	$27,650

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$309	$331	$584

Noncash investing and financing activities:
Property and equipment under capital lease	$—	$—	$345

Repurchases of common stock in settlement of notes receivable from stockholders	$3,546	$40	$52

Common stock issued for notes receivable	$—	$3,321	$1,815

Deferred stock-based compensation	$19,403	$30,665	$24,000

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisitions	$—	$126,462	$49,966

Redeemable convertible preferred stock warrant issued in conjunction with debt issuance	$—	$—	$510

Conversion of redeemable convertible preferred stock to common stock	$—	$100,919	$—

Unrealized gain on short-term investments	$—	$26	$—

Write-off of property and equipment to goodwill	$1,858	$—	$—

Reversal of stock-based compensation due to employee terminations	$9,041	$—	$—

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Niku Corporation (Niku or the Company) was incorporated in Delaware on January 8, 1998. Niku designs, develops and markets software for service organizations in large enterprises. Niku’s operations for the period from January 8, 1998 (inception) through January 31, 1998 were not significant and are included in the Company’s results of operations for the year ended January 31, 1999.

      For the periods covered by this annual report on Form 10-K, the Company had a fiscal year that ended on the Saturday nearest January 31. The Company’s fiscal year 2002 ended on January 26, 2002. For presentation purposes in this annual report on Form 10-K, the Company refers to its fiscal year end as January 31. In fiscal 2003, the Company changed its fiscal calendar to calendar month end so fiscal 2003 will end on January 31, 2003.

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

SHORT-TERM INVESTMENTS

      The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) until realized. Realized gains or losses and other than temporary declines in fair value, if any, on available-for-sale securities are reported in other income or expense as incurred.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities as amended by SFAS No. 137 and 138. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 effective February 1, 2001 and it did not have a material effect on the Company’s consolidated financial position or results of operations.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and short-term liabilities approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the amount of aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and its collection history with each customer. The Company reviews any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a general reserve for all invoices by applying a percentage to each aging category. The allowance for doubtful accounts represents the Company’s best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the lease term. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangibles assets were generated through acquisitions accounted for under the purchase accounting method. Goodwill represents the excess of the consideration paid over the fair value of tangible and identifiable intangible net assets acquired. Other intangible assets consist of customer lists, assembled workforce, developed and core technologies and tradenames. Goodwill and other intangible assets were being amortized on a straight-line basis over two to five years.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER ASSETS

      The Company evaluates its long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period, our market capitalization relative to net book value, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances, such as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      The Company regularly performs an impairment assessment of its strategic equity investment it made in a private company. In performing an impairment assessment, the Company considers the business’ current solvency, future access to capital and recent equity transactions.

      The Company regularly performs an impairment assessment of its prepaid royalties for the right to third-party licensed technology. In performing an impairment assessment, the Company considers the future inclusion of third-party technology in its products and anticipated usage under the applicable contract.

REVENUE RECOGNITION

      The Company derives its revenue principally from licenses of its products, maintenance, and support and delivery of implementation services. The Company offers its products primarily through its direct sales force. In certain international markets, the Company also offers its products indirectly through channel partners.

      Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permit revenue recognition and when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant Niku obligations with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. Sales to channel partners are recognized upon sell-through to the end-user customer. The Company defines each of the four criteria above as follows:

      Persuasive evidence of an arrangement exists. It is the Company’s customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a license agreement with the Company.

      Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the earlier of shipment of the product, notification of receipt of the product or notification by the customer of acceptance. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

      The fee is fixed or determinable. The Company negotiate the fees for its products at the outset of an arrangement. In these arrangements, the majority of the licenses are perpetual and nonrefundable. The fees are generally due within six months or less, The Company considers fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

      Collectibility is probable. Collectibility is evaluated on a customer-by-customer basis. A customer’s purchase order or waiver for purchase order is generally required with each arrangement. New customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay, and existing customers are subject to a review of payment histories. If collectibility is not considered probable at the outset of an arrangement in accordance with the Company’s credit review process, revenue is recognized when the fee is collected.

      Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and consulting services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support services and consulting services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. The Company sells its consulting services separately and has established VSOE on this basis.

      Assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

The Company’s software products are fully functional upon delivery and implementation and do not require significant modifications. The customer may implement using their own resources or obtain the services of other consulting service organizations to provide these services. Therefore, the Company’s consulting services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the consulting services is generally recognized as the services are performed.

      In years prior to fiscal 2002, license revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time (“reciprocal arrangements”). Products and services purchased in reciprocal arrangements include: (1) software licensed for internal use; (2) software licensed for resale or incorporation into the Company’s products; and (3) development or implementation services. For reciprocal arrangements, the Company considers Accounting Principles Board (APB) No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force (EITF) Issue No. 86-29, Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB No. 29 and EITF Issue No. 86-29. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero.

      In fiscal 2002, the Company recognized no revenue under reciprocal arrangements. Revenue recognized under reciprocal arrangements was $16.4 million and $3.5 million in the years ended January 31, 2001 and 2000, respectively, of which approximately $630,000 and $1.5 million in the years ended January 31, 2001 and 2000, respectively, involved nonmonetary exchanges.

      The Company has never engaged in a transaction in which it provided product licenses or services to a customer in exchange for an equity interest.

      Deferred revenue includes amounts billed to customers for which revenue have not been recognized. Deferred revenue generally results from the following: (1) deferred maintenance and support; (2) consulting services not yet rendered for which we have been paid; (3) amounts billed to customers with extended payment terms which amounts are not yet due; and (4) for transactions in which one of the four revenue recognition criteria has not been met.

CAPITALIZED LICENSE FEES

      Capitalized license fees relate to royalties that the Company has paid in advance to third parties for the right to incorporate their technologies in the Company’s products. Prepaid royalties are expensed to cost of license revenue when the products are sold to customers.

RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software has become available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

ADVERTISING EXPENSE

      Advertising costs are expensed as incurred and totaled $4.4 million, $14.0 million and $4.3 million in the years ended January 31, 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

      The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans including FASB Interpretation No. 44 (FIN 44), which is an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock-based compensation is being amortized over the vesting period of individual award in a manner consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

NET LOSS PER SHARE

      Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method and from convertible securities on an “as if converted” basis. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	Years Ended January 31,

	2002	2001	2000

Shares issuable under stock options	14,896	11,288	4,776
Shares of restricted stock subject to repurchase	313	1,393	2,150
Shares issuable under warrants	56	46	630
Shares of redeemable convertible preferred stock on an “as if converted” basis	—	—	47,619

      The weighted-average exercise price of options outstanding as of January 31, 2002, 2001 and 2000 was $1.62, $10.91 and $1.03 per share, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of January 31, 2002, 2001 and 2000 was $1.00, $3.13 and $0.84 per share, respectively. The weighted-average exercise price of warrants as of January 31, 2002, 2001 and 2000 was $9.68, $11.58 and $0.75 per share, respectively.

COMPREHENSIVE LOSS

      Comprehensive loss includes, in addition to net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments. Tax effects of the “other” components of comprehensive loss have not been material. The Company has reported components of comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

FOREIGN CURRENCY TRANSLATION

      The functional currencies of the Company’s foreign subsidiaries is the local currency of the country in which the respective subsidiary operates. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated balance sheet caption “Accumulated other comprehensive income.” Foreign currency transaction gains and losses are included in interest income and other income (expense), net, and to date, have not been material.

RECLASSIFICATIONS

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization will be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified as goodwill at the effective date of SFAS No. 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with SFAS No. 142. Because the Company has not acquired a company since June 30, 2001, and it has no goodwill or other intangible assets, the Company anticipates no effect in adopting SFAS No. 141 and No. 142.

      In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on its financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 144 will have on its financial position and results of operation.

      In November 2001, the FASB issued Topic D-103 “Income Statement Characterization of Reimbursements Received for ‘out-of-pocket’ Expenses Incurred”, which will require companies to report reimbursements of “Out-of-Pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company is currently evaluating the potential impact, if any, that the adoption of Topic D-103 will have on its financial position and results of operation which will be effective for its year ended January 31, 2003. The Company will adopt this pronouncement in the first quarter of fiscal 2003.

2. ASSET IMPAIRMENT AND OTHER AND IMPAIRMENT OF LICENSED TECHNOLOGY

      The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the first quarter of fiscal 2002, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its various acquisitions due to a change in the Company’s product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, the Company recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from its acquisitions of Legal Anywhere, Inc. (Legal Anywhere), bSource.com, Inc. (bSource), 600 Monkeys, Inc. (600 Monkeys) and Alyanza Software Corporation (Alyanza) to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, the Company also performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with its acquisitions of ABT Corporation (ABT), Proamics Corporation (Proamics) and Legal Anywhere. This assessment was performed primarily due to a significant decline in the Company’s stock price which resulted in the net book value of the Company’s assets significantly exceeding the Company’s market capitalization. As a result of this assessment, the Company recorded $114.4 million in asset impairment charges which reduced the fair value of goodwill and other intangible assets related to its acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, the Company recorded $138.9 million in asset impairment charges, consisted of $136.1 million as a result of the above two assessments, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that the Company no longer utilized. Asset impairment and other charges consisted of the following (in thousands):

ABT	$84,625
Proamics	28,530
Legal Anywhere	10,493
bSource	8,150
600 Monkeys	4,134
Alyanza	164
Other asset impairments	2,827

$138,923

      In fiscal 2002, the Company determined that the carrying value of certain royalties that the Company had prepaid for the right to third party licensed technology would not be realized. The Company recorded $9.4 million in cost of revenue for impairment of licensed technology, including $8.5 million from prepaid royalties on third-party technologies and $850,000 from royalties paid in fiscal 2002, in each case on third-party technologies which the Company will not be including with its products at all or at the extent required under the applicable contracts due to a change in the Company’s product plan.

3. RESTRUCTURING

      In fiscal 2002, the Company implemented a restructuring program. The Company restructured its operations and reduced its workforce by approximately 665 employees as part of the restructuring program. The Company also vacated 17 leased facilities, retired certain property and equipment and other assets and exited the legal vertical market. These reductions in workforce affected all functional groups of the Company.

The Company recorded $24.4 million in restructuring and exit costs in the year ended January 31, 2002 and consisted of the following (in thousands):

		Restructuring
		and Exit	Reclassifications
	Accrued	Costs in the	and Write Offs in the	Paid in the	Accrued
	as of	Year Ended	Year Ended	Year Ended	as of
	January 31, 2001	January 31, 2002	January 31, 2002	January 31, 2002	January 31, 2002

Loss on retirement of property and equipment and other assets	$—	$11,814	$11,814	$—	$—
Severance	—	7,522	—	7,257	265
Lease termination costs	—	11,041	(593)	968	10,666
Exit costs for business line	935	1,414	—	1,706	643
Other exit costs	—	1,143	225	494	424
Stock-based compensation adjustment	—	(8,581)	(8,581)	—	—

	$935	$24,353	$2,865	$10,425	$11,998

      The $11.8 million above in loss on retirement of property and equipment and other assets also included $1.3 million for the retirement of a marketing software application and a $1.7 million write-off of prepaid expenses associated with a consulting service arrangement due to the reduction in headcount. The Company also recorded an additional $725,000 in other exit costs to terminate this consulting service arrangement, of which $225,000 represents the value of 300,000 shares of common stock that the Company issued as part of this termination agreement.

      The Company expects that of the restructuring and exit costs accrued as of January 31, 2002, severance costs and other exit costs will be paid by the first quarter of fiscal 2003, exit costs for business line will be paid no later than May 2004 and lease termination costs will be paid no later than February 2011. The above stock-based compensation adjustment related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

4. BUSINESS COMBINATIONS

      The Company acquired four companies in fiscal 2001. Each acquisition was accounted for as a purchase, with the results of each acquired company’s operations included in the Company’s results of operations from the date of its acquisition. On August 5, 2000, the Company acquired ABT, a privately-held company located in New York City, New York. ABT was a provider of enterprise project management solutions for information technology organizations. On July 6, 2000, the Company acquired bSource, a privately-held company in San Francisco, California. bSource was a provider of a virtual marketplace for services such as web development, law and public relations. On May 17, 2000, the Company acquired 600 Monkeys, a privately-held company in Cleveland, Ohio. 600 Monkeys was a provider of Internet solutions for advertising and public relations agencies. On January 31, 2000, the Company acquired Legal Anywhere, a privately-held company in Portland, Oregon. Legal Anywhere provided Internet-based collaborative tools to law firms and corporate legal departments.

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

      The following summary, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations in the year ended January 31, 2001 and 2000 with ABT’s, bSource’s, 600 Monkeys’ and Legal Anywhere’s results of operations as if each company had been acquired as of February 1, 1999. The one time charge of $4.3 million in merger related expenses were excluded from the pro forma results for the year ended January 31, 2001 (in thousands, except per share data):

	Years Ended January 31,

	2001	2000

Revenues	$97,983	$89,700
Net loss	$(159,455)	$(95,178)
Basic and diluted net loss per share	$(2.31)	$(6.19)
Shares used in pro forma per share calculation	69,165	15,385

      The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented.

      In connection with the acquisition of ABT, the Company recorded deferred stock-based compensation in the amount of $5.1 million, of which $2.0 million is being amortized over the vesting period of 24 months, $2.8 million was amortized over the vesting period of 12 months and $300,000 was amortized over the vesting period of three months, in a manner consistent with FIN 28. The Company also issued 462,275 shares of common stock in August 2001 to former ABT employees.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash equivalents and short-term investments as of January 31, 2002 consisted of $400,000 in government bonds and are included in the caption “Restricted Cash.” Cash equivalents and short-term investments as of January 31, 2001 consisted of the following (in thousands):

	January 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$14,704	$—	$—	$14,704
Certificate of deposits	29,324	—	(51)	29,273
Commercial paper	10,625	—	(3)	10,622
Corporate notes and bonds	22,131	98	(18)	22,211

	$76,784	$98	$(72)	$76,810

Included in cash and cash equivalents	$31,200	$—	$(9)	$31,191
Included in short-term investments	45,184	98	(63)	45,219
Included in restricted cash	400	—	—	400

	$76,784	$98	$(72)	$76,810

6. ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net consisted of the following (in thousands):

	January 31,

	2002	2001

Unbilled accounts receivable	$3,702	$10,627
Accounts receivable	11,928	35,045

	15,630	45,672
Allowance for doubtful accounts	(3,037)	(6,440)

	$12,593	$39,232

7. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):

	January 31,

	2002	2001

Computer equipment and office equipment	$4,881	$7,955
Software	5,468	8,945
Furniture and fixtures	2,658	2,495
Leasehold improvements	6,065	5,970

	19,072	25,365
Accumulated depreciation and amortization	(5,876)	(5,433)

	$13,196	$19,932

8. ACCRUED LIABILITIES

      Accrued liabilities consisted of the following (in thousands):

	January 31,

	2002	2001

Accrued compensation and related costs	$6,546	$8,542
Restructuring	11,998	—
Accrued sales, use and property taxes	2,022	2,236
Other	8,009	9,972

	$28,575	$20,750
Less: Long-term restructuring accrual	6,758	—

	$21,817	$20,750

9. DEBT

      In September 1999, the Company entered into a loan and security agreement with a financial institution providing a revolving line of credit up to $4.0 million. The line of credit was increased to $10.0 million in July 2000 and to $25.0 million in January 2001. Interest on this line of credit accrued at the rate of 9.25% per annum and is collateralized by all tangible assets of the Company. This line of credit expired in August 2001. In October 2001, we entered into two loan agreements with the same financial institution secured generally by certain of the Company’s tangible and intangible assets and providing lines of credit up to $30.0 million, of which a $5.0 million line of credit is secured by qualifying accounts receivables. As of January 31, 2002, the Company had $27.0 million outstanding under these lines of credit. These lines of credit were repaid in full in February 2002. Interest on each of these lines of credit accrues at the rate of 7.0% per annum. These lines of credit will expire in July 2002. As of January 31, 2002, we were in compliance with all financial covenants including those requiring the Company to maintain a minimum liquidity of $10.0 million, incur less than $29.0 million in operating expenses in the fourth quarter of fiscal 2002 and incur a cash usage of less than $15.0 million in the fourth quarter of fiscal 2002, as defined.

      In conjunction with the acquisition of ABT in August 2000, the Company assumed a $744,000 loan that bears interest at the rate of 8.25% per annum. As of January 31, 2002, the outstanding balance was approximately $120,000.

10. COMMITMENTS AND CONTINGENCIES

      In March 2000, the Company entered into a facility lease agreement for its worldwide headquarters. The lease term commenced upon possession of the facility in August 2001 and has a term of 15 years. Lease payments will be made on an escalating basis and the total future minimum lease payments amount to approximately $127.3 million over the lease term. As part of this agreement, the Company is required to hold a letter of credit drawable by the lessor totaling approximately $5.9 million, secured by an equal amount of cash deposits. The Company also has other facilities and equipment leases under various noncancellable operating leases with various expiration dates through 2011 that required letters of credit drawable by lessor for $8.6 million.

      Rental expense was approximately $12.5 million, $4.4 million and $1.1 million for the years ended January 31, 2002, 2001 and 2000, respectively.

      Future minimum lease payments under noncancelable, operating leases are as follows as of January 31, 2002 (in thousands):

Operating
Year Ended January 31,	Leases

2003	$16,014
2004	11,152
2005	10,908
2006	10,040
2007	8,551
Thereafter	92,804

Total minimum lease payments	$149,469

      Lease payments above, net of estimated sublease income and brokerage fees, relating to leases the Company vacated pursuant to the restructuring program amount to $4.1 million, $1.3 million, $1.3 million $842,000, $580,000, respectively, for the years ended January 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $2.8 million thereafter. These amounts were recorded in accrued liabilities and long-term restructuring accrual as of January 31, 2002.

11. STOCKHOLDERS’ EQUITY

Repricing of Stock Options

      On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock options plans, approved a repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of the Company’s stock on November 12, 2001. The options were repriced with no changes to the vesting schedule. Options held by the Company’s chief executive officer, executive vice president, strategy and planning, board of directors and non-employees were not repriced. The Company accounted for the repriced options using variable accounting whereby stock-based compensation for the options were remeasured on January 31, 2002 and will be continuously remeasured quarterly and recorded in the consolidated statements of operations for each reporting period. The Company recorded approximately $19.4 million in deferred stock-based compensation and amortized $5.4 million in stock-based compensation in the year ended January 31, 2002 relating to these repriced stock options.

Common Shares Repurchase Program

      In March 2001, the Company’s board of directors authorized the Company, from time to time and as business conditions warrant, with no expiration date, to repurchase shares of common stock at market price having an aggregate value of up to $10.0 million in open market, negotiated or block transactions. In fiscal 2002, the Company repurchased 4,541,664 shares of common stock at an average price per share of $0.79.

1998 Stock Option Plan

      There were initially 8,000,000 shares of common stock reserved for issuance to directors, employees and consultants under the 1998 stock option plan (1998 Plan). The 1998 Plan provided for the issuance of stock purchase rights, incentive stock options or nonstatutory stock options.

      The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock at the original issuance price upon the voluntary or involuntary termination of the purchaser’s employment with the Company. The Company’s repurchase right lapses at a rate of 25% per year over four years or  1/3 per year over three years. Through January 31, 2002, the Company had issued 3,399,750 shares under restricted stock purchase agreements, of which approximately 1,305,638 shares had been repurchased and 312,500 shares were subject to repurchase at a weighted-average price of $1.00 per share. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 4.44% to 8.00% in the period from July 1998 to February 2000. As of January 31, 2002 and 2001, the Company had repurchased 438,076 and 242,562 shares of common stock via forgiveness of notes receivables from stockholders at a weighted average price of $8.09 and $0.00, respectively.

      Under the 1998 Plan, the exercise price for incentive stock options was at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price was also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

      Under the 1998 Plan, options generally expired in ten years. However, the term of the options could be limited to five years if the optionee owned stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provided for shares to vest ratably over a five-year period.

      As of January 31, 2002, there were no additional shares available for grant under the 1998 Plan. Shares issued under the 1998 Plan that are subsequently canceled or repurchased by the Company will become available under the 2000 Equity Incentive Plan. In addition, as of January 31, 2002, the Company had 3,753,944 shares of common stock reserved for issuance under this Plan. The decrease in common stock reserved for issuance under the 1998 Plan were added to common stock reserved for issuance under the 2000 Equity Incentive Plan.

2000 Equity Incentive Plan

      During the fourth quarter of the fiscal year ended January 31, 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The Company has initially reserved 6,000,000 shares of common stock for issuance under the 2000 Plan. Shares under the 1998 Plan that were not issued or subject to outstanding options at the date the 2000 Plan became effective are no longer available under the 1998 Plan and have become available for grant under the 2000 Plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Plan will increase automatically by a number of shares equal to 5% of the Company’s total outstanding shares on December 31 of the preceding year. The 2000 Plan will terminate in 2010.

      Under the 2000 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

      Under the 2000 Plan, options generally expire in ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest ratably over a four-year period.

      As of January 31, 2002, the Company had 6,404,092 shares available for grant and 18,404,772 shares of common stock reserved to issue under the 2000 Plan, respectively.

2000 Stock Incentive Plan

      In August 2000, the Company adopted the 2000 Stock Incentive Plan (2000 Incentive Plan) to provide incentives to eligible employees, including employees hired in connection with the Company’s acquisition of ABT, bSource and 600 Monkeys. The Company has reserved 2,600,000 shares of common stock for issuance under the 2000 Incentive Plan. The exercise price of the incentive stock is determined by the Board of

Directors when the option is granted and may not be less than the par value of the shares on the date of grant. Under the 2000 Incentive Plan, options generally expire in ten years. Vesting periods are determined by the Company’s Board of Directors.

      As of January 31, 2002, 915,979 shares were available for grant under the 2000 Incentive Plan.

Employee Stock Purchase Plan

      In December 1999, the Company adopted the 2000 Employee Stock Purchase Plan (Purchase Plan) and reserved a total of 1,000,000 shares of the Company’s common stock for issuance under the Purchase Plan. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan increases automatically by a number of shares equal to 1% of the Company’s total outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 10,000,000 shares. Generally, the offering period is 24 months in length. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock at the beginning of the applicable offering period or the end of the applicable purchase period. The Company issued 425,587 and 75,240 shares of common stock under the Purchase Plan in the years ended January 31, 2002 and 2001 at a weighted-average purchase price of $2.92 and $20.36 per share, respectively.

Stock-Based Compensation

      The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through February 28, 2000 and in January 2001 and November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000, in January 2001 and November 2001, the Company recorded deferred stock compensation of $48.9 million for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized over the vesting period, generally six months to five years, consistent with the method described in FASB Interpretation No. 28.

      Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share data):

	Years Ended January 31,

	2002	2001	2000

Net loss:
As reported	$(291,546)	$(130,876)	$(36,487)
Pro forma	(303,946)	(172,429)	(36,838)
Basic and diluted net loss per share
As reported	$(3.92)	$(1.96)	$(5.61)
Pro forma	(4.09)	(2.58)	(5.66)

      The fair value of each option is estimated on the date of grant using the minimum value method prior to the initial public offering and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

	Years Ended January 31,

	2002	2001	2000

Expected life (years)	3.0	3.5	4.0
Risk-free interest rate	3.67%	4.76%	5.95%
Volatility	150%	100%	—

      The fair value of purchase rights under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for shares issued in the year ended January 31, 2002 and 2001, respectively:

	Years Ended January 31,

	2002	2001	2000

Expected life (years)	1.25	1.25	—
Risk-free interest rate	2.22%	4.73%	—
Volatility	150%	100%	—

      The weighted average fair value of purchase rights granted under the Purchase Plan was $2.18 and $13.60 per share in the year ended January 31, 2002 and 2001, respectively.

      A summary of the status of the Company’s stock option plans as of January 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	Years Ended January 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	11,288,215	$10.91	4,775,814	$1.03	3,473,500	$0.08
Granted	20,068,140	1.48	10,740,093	13.52	3,575,960	1.42
Canceled	(15,167,715)	8.40	(2,584,282)	8.61	(464,830)	0.18
Exercised	(1,292,769)	0.43	(1,643,410)	2.84	(1,808,816)	0.20

Outstanding at end of year	14,895,871	1.62	11,288,215	10.91	4,775,814	1.03

Options exercisable at end of year	3,272,025	3.33	1,167,971	5.15	516,379	1.62

Weighted-average fair value of options granted during the year with exercise price equal to fair value at date of grant	19,623,140	1.23	8,711,617	10.20	—	—
Weighted-average fair value of options granted during the year with exercise price less than fair value at date of grant	445,000	0.71	2,028,476	16.23	3,575,960	5.31

      Options granted and canceled for the year ended January 31, 2002, included approximately 8.9 million stock options repriced.

      The following table summarizes information about stock options outstanding as of January 31, 2002:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of	of	Life	Exercise	of	Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

$0.00 - $3.05	14,192,900	9.00	$0.96	2,802,230	$1.07
$3.06 - $6.10	1,541	—	3.80	1,541	3.80
$6.11 - $9.16	2,400	1.90	6.77	2,400	6.77
$9.17 - $12.22	438,971	7.90	11.11	210,807	11.09
$12.23 - $15.27	4,895	—	14.78	4,895	14.78
$15.28 - $18.33	3,791	—	17.57	3,791	17.57
$18.34 - $21.38	151,541	0.40	19.82	148,040	19.81
$21.39 - $24.44	10,887	—	22.79	10,887	22.79
$24.45 - $27.50	84,862	7.80	25.04	84,862	25.04
$27.51 - $30.56	4,083	5.10	29.29	2,572	29.46

	14,895,871	8.90	1.62	3,272,025	3.33

12. INCOME TAXES

      The Company’s income tax expense amounted to $379,000 and $363,000 for the years ended January 31, 2002 and 2001, respectively and are included in interest income and other income (expense), net, in the accompanying consolidated statements of operations. The Company did not have income tax expense for the year ended January 31, 2000.

	Years Ended
	January 31,

	2002	2001

Current:
State	$123	$35
Foreign	256	328

Total current	$379	$363

      The Company’s pretax losses from operations were $291,167,000 and $130,513,000 in the years ended January 31, 2002 and 2001, respectively.

      The reconciliations between the income tax amounts computed by applying the U.S federal statutory tax rate of 34% to income (loss) before income taxes and actual income taxes are as follows (in thousands):

	Years Ended January 31,

	2002	2001	2000

Expected income tax expense (benefit)	$(101,987)	$(44,455)	$(12,406)
Nondeductible expenses	189	296	63
Goodwill amortization	37,317	6,860	810
Stock-based compensation	4,033	7,900	2,134
State income taxes	123	35	—
Foreign taxes	373	328	—
Merger costs	—	1,362	—
Net operating loss and temporary differences for which no benefit was realized	60,331	28,037	9,399

Total	$379	$363	$—

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	January 31,

	2002	2001

Deferred tax assets:
Net operating loss	$80,007	$38,659
Credit carryforwards	6,099	4,008
Property and equipment	4,322	2,163
Accruals and reserves not deductible for tax purposes	6,329	6,286
Deferred stock-based compensation	4,365	3,075
Deferred revenue	891	—
State income tax	43	—
Compensation accruals	1,299	—
Other intangible assets	—	4

Total gross deferred tax assets	103,355	54,195
Valuation allowance	(103,355)	(31,013)

Net deferred tax assets	—	23,182
Deferred tax liabilities:
Acquired intangible assets	—	(23,171)
State income taxes	—	(11)

Total gross deferred tax liabilities	—	(23,182)

	$—	$—

      The net changes in the valuation allowance for the years ended January 31, 2002 and 2001 were increases of $72.3 million and $15.6 million, respectively. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets and, accordingly, a valuation allowance has been established against the net deferred tax assets.

      Approximately $3.2 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if and when subsequently realized.

      As of January 31, 2002 the Company had approximately $211.8 million and $77.2 million of net operating loss carryforwards for both federal and state purposes available to offset taxable income in future years. The federal net operating loss carryforwards expire if not utilized by 2021 and the state net operating loss carryforwards expire if not utilized by 2011. In addition, the Company had approximately $3.9 million and $2.2 million of tax credit carryforwards for increased research expenditures for federal and state purposes, respectively. The increased research credit for federal purposes expires if not utilized by 2021 and the increased research credit for state purposes can be carried over indefinitely. The Company also had approximately $423,000 of manufacturer’s investment credit carryforwards for state purposes, which expire if not utilized by 2010.

      Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

13. SEGMENT INFORMATION

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

      The Company’s chief operating decision maker is considered to be the chief executive officer and the operating committee which consists of the chief financial officer, the president of global operations and executive vice president of strategy and planning. The chief executive officer and the operating committee review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in a single segment: software.

      Disaggregated information is as follows (in thousands):

	Years Ended January 31,

	2002	2001	2000

Services:
Consulting	$13,268	$12,889	$2,182
Maintenance	20,679	8,420	391

	$33,947	$21,309	$2,573

      It is impractical for the Company to disclose license revenue by product type.

      The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Years Ended January 31,

	2002	2001	2000

United States	$34,620	$56,026	$8,157
Europe and other	31,301	12,896	—

	$65,921	$68,922	$8,157

      The Company’s long-lived assets residing in countries other than in the United States are insignificant.

      There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) as of January 31, 2002 and 2001, respectively. There were no customers individually representing more than 10% of total revenue in fiscal 2002, 2001 and 2000, respectively.

14. LITIGATION

      In August 2001, the Company, as well as certain of its officers and directors, has been named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company’s initial public offering in February 2000 (the “IPO”). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants’ time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These actions seek compensatory damages in unspecified amounts as well as other relief.

      In December 2001, Brugger Corporation, the lessor of the Company’s former headquarters, filed suit in the Superior Court of California for San Mateo County alleging that the Company breached the lease for such facility. Brugger seeks damages for breach of written lease, declaratory relief, and rescission. The Company has denied liability and filed a cross-complaint for various affirmative relief against Brugger. The disposition of the principal motions in the case to date is as follows: (i) On March 14, 2002, Brugger’s motion to dismiss the Company’s cross-complaint was denied with respect to a majority of the Company’s claims, allowing such claims to proceed. (ii) On April 15, 2002, Brugger’s motion for a writ of attachment in the amount of $6.3 million was granted. The grant of this writ provides Brugger with security in the event it prevails in the case. The Company expects to provide security in the amount of $6.3 million in the form of a certificate of deposit, letter of credit, or bond in lieu of attachment. While such an instrument is in place, the Company’s access to the funds covered thereby will likely be restricted. Discovery in the case has begun and is ongoing. No trial date has yet been set in the case. The Company believes Brugger’s claims are without merit, and it intends to vigorously defend against them. The Company believes its cross-complaint is meritorious, and it intends to vigorously prosecute such cross-complaint.

      In November 2001, Deborah Donoghue filed a suit against the Company and two of its officers, Farzad Dibachi and Rhonda Dibachi, in United States District Court for the Southern District of New York. The Complaint alleges a violation of Section 16(b) of the securities laws for certain trades made by Mr. and Mrs. Dibachi and trades made by Florence V, LLC, a Minnesota Limited Liability Company. The Company investigated these claims prior to the filing of the lawsuit and concluded it had no merit because, among other things, Mr. and Mrs. Dibachi did not have the ability to take part in, participate in, vote on, or control any decisions regarding Florence V, LLC’s purchase or sale of any our securities. Mr. and Mrs. Dibachi challenged venue in New York, and the parties have now stipulated that the matter may be transferred to the Northern District of California. Mr. and Mrs. Dibachi believe these claims are without merit, and they intend to vigorously defend against these claims.

15. SUBSEQUENT EVENT

      On February 7, 2002, the Company settled an arbitration with two founders of ABT Corporation in connection with their consulting agreements entered with the Company in August 2000. The Company agreed to pay a total of $2,750,000 and 400,000 shares of its common stock. In February 2002, the Company paid $1.3 million and issued 400,000 shares of common stock with a value of $872,000 based on the stock price on the date of issuance of the common stock. These amounts were included in accrued liabilities as of January 31, 2002.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The selected unaudited quarterly financial data are as follows (in thousands, except per share data):

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,
	2002	2001	2001	2001	2001	2000	2000	2000

Revenue	$18,036	$14,112	$16,807	$16,966	$26,779	$21,008	$12,520	$8,615
Cost of revenue	3,809	7,073	6,901	16,153	8,025	6,482	3,532	2,583

Gross Profit	14,227	7,039	9,906	813	18,754	14,526	8,988	6,032

Operating expenses:
Sales and marketing	9,034	12,308	17,181	32,404	23,378	18,811	14,025	11,827
Research and development	4,319	8,963	10,532	11,042	10,933	11,668	7,755	6,675
General and administrative	1,929	3,126	4,051	6,099	4,095	3,857	2,956	2,200
Asset impairment and other	—	—	114,379	24,544	—	—	—	—
Amortization of goodwill and other intangible assets	—	—	14,505	12,828	12,312	13,026	5,517	5,047
Restructuring and exit costs	9,374	4,138	7,749	3,092	1,910	—	—	—
Stock-based compensation	6,395	1,134	2,188	4,685	6,251	7,276	6,757	8,761
Merger related expenses	—	—	—	—	1,900	2,363	—	—

Total operating expenses	31,051	29,669	170,585	94,694	60,779	57,001	37,010	34,510

Operating loss	(16,824)	(22,630)	(160,679)	(93,881)	(42,025)	(42,475)	(28,022)	(28,478)
Interest and other income, net	3	395	1,071	999	2,220	2,872	3,493	1,539

Net loss	$(16,821)	$(22,235)	$(159,608)	$(92,882)	$(39,805)	$(39,603)	$(24,529)	$(26,939)

Basic and diluted net loss per share	$(0.23)	$(0.30)	$(2.12)	$(1.23)	$(0.53)	$(0.54)	$(0.35)	$(0.54)

Shares used in computing basic and diluted net loss per share	72,922	73,753	75,331	75,504	74,818	73,756	69,344	49,760

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 and included in the proxy statement for our 2002 annual meeting of stockholders under the headings “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated into this report by reference. In addition, the information in Item 4A of this report entitled “Executive Officers of the Registrant” is incorporated into this Item 10 by reference.

Item 11. Executive Compensation

      The information required by Item 11 and included in the proxy statement for our 2002 annual meeting of stockholders under the headings “Proposal No. 1 — Election of Directors,” “Executive Compensation and Related Matters” and “Compensation Committee Interlocks and Insider Participation” is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 and included in the proxy statement for our 2002 annual meeting of stockholders under the heading “Stock Ownership of Certain Beneficial Owners and Management” is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 and included in the proxy statement for our 2002 annual meeting of stockholders under the heading “Certain Relationships and Related Transactions” is incorporated into this report by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.     Financial Statements

      See Item 8 of this annual report on Form 10-K.

      2.     Financial Statements Schedules

      The following financial statement schedule is filed herein on page 60.

      Schedule II — Valuation and Qualifying Accounts

      3. Exhibits

(a) The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Number	Exhibit Title

2.01(1)	Agreement and Plan of Reorganization with Alyzanza Software Corporation, dated December 10, 1998.
2.02(1)	Agreement and Plan of Reorganization with Proamics Corporation, dated November 16, 1999.
2.03(1)	Agreement and Plan of Reorganization with Legal Anywhere, Inc., dated January 19, 2000.
2.04(4)	Agreement and Plan of Reorganization with 600 Monkeys, Inc., dated May 17, 2000.
2.05(4)	Second Amended and Restated Agreement and Plan or Reorganization with bSource.com, Inc., dated July 6, 2000.
2.06(3)	Agreement and Plan of Reorganization, dated as of May 24, 2000, by and among the Company, Nation Acquisition Corp. and ABT Corporation. (Filed as an exhibit, and incorporated by reference herein, to the Registrant’s current report on Form 8-K dated August 16, 2000).
3.01(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3.02(1)	Registrant’s Amended and Restated Bylaws.
4.01(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated November 18, 1999, as amended December 8, 1999.
10.01(1)	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
10.02(1)	1998 Stock Plan, as amended.
10.03(1)	2000 Equity Incentive Plan.
10.04(1)	2000 Employee Stock Purchase Plan.
10.05(5)	2000 Stock Incentive Plan.
10.06(1)	Business Loan Agreement, dated September 23, 1999, by and between Mid-Peninsula and Registrant.
10.07(1)	Subordinated Loan and Security Agreement, dated as of February 2, 1999, by and between Comdisco, Inc. and Registrant.
10.08(1)	Offer Letter for Joshua Pickus.
10.09(1)	Offer Letter for Rhonda Dibachi.
10.10(6)	Offer Letter for Richard LaBarbera.
10.12(1)	Restricted Stock Purchase Agreement, dated November 1, 1999, by and between Joshua Pickus and Registrant.
10.13(1)	Full Recourse Promissory Note, dated November 11, 1999, by and between Joshua Pickus and Registrant.
10.14(2)	Office Lease, dated as of March 28, 2000 by and between the Registrant and DLC Redwood City, LLP.

Number	Exhibit Title

10.15(6)	Office Lease, dated as of May 7, 1999 by and between the Registrant and Brugger Corporation.
10.16(7)	Business Loan Agreement, Promissory Note and Amended and Restated Commercial Security Agreement, dated October 19, 2001, by and between Mid-Peninsula Bank and Registrant.
10.17(7)	Business Loan Agreement and Promissory Note (Asset Based), dated October 19, 2001, by and between Mid-Peninsula Bank and Registrant.
21.01(6)	List of Subsidiaries.
23.01	Consent of KPMG LLP, independent auditors.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 12, 2000.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on March 1, 2001.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated November 17, 2001.

(6)	Incorporated by reference to the Registrant’s Fiscal 2001 Annual Report on Form 10-K filed on April 19, 2001.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2001.

      (b) Report on Form 8-K

      On February 28, 2001, we filed a current report on Form 8-K regarding the financial results for fiscal year ended January 31, 2001 and the resignation of the then current chief financial officer.

      On May 4, 2001, we filed a current report on Form 8-K regarding preliminary results for the quarter ended April 28, 2001 and the naming of our current chief financial officer.

      (c) Financial Statement Schedules

      See Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKU CORPORATION

By:	/s/ FARZAD DIBACHI

Farzad Dibachi,
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: April 19, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FARZAD DIBACHI Farzad Dibachi	President, Chief Executive Officer and Chairman of the Board	April 19, 2002
/s/ JOSHUA PICKUS Joshua Pickus	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 19, 2002
/s/ TERENCE GARNETT Terence Garnett	Director	April 19, 2002
/s/ FRANK GILL Frank Gill	Director	April 19, 2002
/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	April 19, 2002
/s/ VAL E. VADEN Val E. Vaden	Director	April 19, 2002

NIKU CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance
	Balance	Acquired	Charged			Balance at
	Beginning of	Through	to Operating			End of
	Period	Acquisition	Expenses	Write-offs		Period

Allowance for doubtful accounts:
January 31, 2000	$—	$1,983	$200	$—		$2,183
January 31, 2001	$2,183	$2,734	$2,429	$906		$6,440
January 31, 2002	$6,440	$—	$9,010	$12,413	(1)	$3,037

(1)	Write-offs included $2,606 relating to write off of allowance for doubtful accounts from acquisition.

Exhibit Index

23.01	Consent of KPMG LLP, independent auditors.