Form 10-Q
period 2002-04-30
NIKU CORP
filed 2002-06-13
CIK 1076641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28797

Niku Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0473454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Convention Way

Redwood City, CA 94063
(Address of principal executive offices)

Telephone: (650) 298-4600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

74,332,298 shares of common stock as of May 31, 2002

NIKU CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended April 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	April 30,	January 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$43,178	$51,585
Current portion of restricted cash	10,965	4,665

Total cash, cash equivalents and current portion of restricted cash	54,143	56,250
Accounts receivable, net	7,024	12,797
Prepaid expenses and other current assets	4,536	5,241

Total current assets	65,703	74,288
Restricted cash	9,822	9,822
Property and equipment, net	12,156	13,196
Deposits and other assets	4,270	4,269

Total assets	$91,951	$101,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,228	$3,279
Accrued liabilities	15,827	21,817
Bank borrowings and other short-term obligations	27,180	27,261
Deferred revenue	9,605	10,903

Total current liabilities	56,840	63,260
Long-term restructuring accrual	6,442	6,758

Total liabilities	63,282	70,018
Stockholders’ equity	28,669	31,557

Total liabilities and stockholders’ equity	$91,951	$101,575

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 30,

	2002	2001

Revenue:
License	$5,691	$8,055
Services	8,436	9,418

Total revenue	14,127	17,473

Cost of revenue:
License	316	654
Services (exclusive of stock-based compensation of ($260) and $330 for the three months ended April 30, 2002 and 2001, respectively)	3,766	9,217
Impairment of licensed technology	—	6,789

Total cost of revenue	4,082	16,660

Gross profit	10,045	813

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of ($1,950) and $2,306 for the three months ended April 30, 2002 and 2001, respectively)	8,147	32,404
Research and development (exclusive of stock-based compensation of ($1,206) and $1,050 for the three months ended April 30, 2002 and 2001, respectively)	4,029	11,042
General and administrative (exclusive of stock-based compensation of ($230) and $999 for the three months ended April 30, 2002 and 2001, respectively)	2,207	6,099
Stock-based compensation	(3,646)	4,685
Restructuring and other	(838)	3,092
Asset impairment and other	—	24,544
Amortization of goodwill and other intangible assets	—	12,828

Total operating expenses	9,899	94,694

Operating income (loss)	146	(93,881)
Interest and other income, net	120	999

Net income (loss)	$266	$(92,882)

Basic net income (loss) per share	$0.00	$(1.23)

Shares used in computing basic net income (loss) per share	73,860	75,504

Diluted net income (loss) per share	$0.00	$(1.23)

Shares used in computing diluted net income (loss) per share	77,664	75,504

Comprehensive income (loss):
Net income (loss)	$266	$(92,882)
Foreign currency translation adjustments	61	(174)
Unrealized gain (loss) on short-term investments	—	38

Comprehensive income (loss)	$327	$(93,018)

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	April 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$266	$(92,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,197	1,477
Impairment of licensed technology	—	5,939
Restructuring and other	(771)	—
Asset impairment and other	—	24,544
Amortization of goodwill and other intangible assets	—	12,828
Stock-based compensation	(3,646)	4,685
Provision for doubtful accounts receivable	—	7,353
Interest on notes receivable from stockholders	(20)	78
Changes in operating assets and liabilities:
Accounts receivable	5,738	16,019
Prepaid expenses and other current assets	762	(403)
Deposits and other assets	(1)	179
Accounts payable	949	(1,643)
Accrued liabilities	(5,420)	1,591
Deferred revenue	(1,298)	(2,321)

Net cash used in operating activities	(2,244)	(22,556)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(9,978)
Purchases of investments for restricted cash	(6,300)	—
Sales and maturities of short-term investments, net	—	23,073

Net cash (used in) provided by investing activities	(6,519)	13,095

Cash flows from financing activities:
Issuance of common stock	385	1,509
Treasury stock repurchased	—	(500)
Repurchase of common stock	—	(11)
Repayment of debt and capital lease obligations	(81)	(129)

Net cash provided by financing activities	304	869

Net decrease in cash and cash equivalents	(8,459)	(8,592)
Effect of exchange rate changes	52	(174)
Cash and cash equivalents, beginning of period	51,585	93,673

Cash and cash equivalents, end of period	$43,178	$84,907

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$16	$36

Noncash investing and financing activities:
Reversal of deferred stock-based compensation	$16,284	$—

Repurchases of common stock in settlement of notes receivable from stockholders	$—	$2,599

Deferred stock-based compensation	$—	$48

Write-off of property and equipment to goodwill	$—	$1,858

Unrealized gain on short-term investments	$—	$38

The accompanying notes are an integral part of these financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the “Company”) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2002, included in the Company’s fiscal 2002 Annual Report on Form 10-K.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Prior to fiscal 2003, the Company had a fiscal year that ended on the Saturday nearest January 31. In the first quarter of fiscal 2003, the Company changed its fiscal calendar to a calendar month end so the first quarter of fiscal 2003 ended on April 30, 2002. For presentation purposes, the condensed consolidated financial statements and notes for the first quarter of fiscal 2002 refer to that period’s calendar month end.

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

2.     Adoption of Accounting Pronouncement

      In November 2001, the FASB issued Topic D-103 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, which requires the Company to report reimbursements of out of pocket expenses as revenue and the corresponding expenses incurred as cost of revenue within the condensed consolidated statements of operations. The Company adopted Topic D-103 in the first quarter of fiscal 2003 and reclassified reimbursable expenses into services revenue with a corresponding increase in cost of services revenue. The impact of the reclassification was to increase services revenue and cost of services revenue by $273,000 in the three months ended April 30, 2002 and $507,000 in the three months ended April 30, 2001.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.     Repricing of Stock Options

      On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock options plans, approved the repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by the Company’s chief executive officer, executive vice president, strategy and planning, board of directors and non-employees were not repriced. The Company accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price of $1.02 as of April 30, 2002, the Company recorded $4.2 million in recovery of stock-based compensation in the first quarter of fiscal 2003 relating to these repriced stock options. Deferred stock-based compensation relating to these repriced options decreased $12.1 million in the first quarter of fiscal 2003 to $1.3 million reflecting the reduced intrinsic value of unexercised repriced options and the amortization of stock compensation over the vesting periods.

4.     Restructuring and Other

      In fiscal 2002, the Company implemented a restructuring program. The Company restructured its operations and reduced its workforce by approximately 665 employees as part of the restructuring program. The Company also vacated 17 leased facilities, retired certain property and equipment and other assets and exited the legal vertical market. These reductions in workforce affected all functional groups of the Company. Restructuring activities diminished significantly in the first quarter of fiscal 2003. The table below represents the restructuring activities in the first quarter of fiscal 2003 (in thousands):

		Restructuring
		and Other	Reclassifications	Paid in the
		Charges in the	and Write Offs in the	Three
	Accrued	Three Months	Three Months	Months	Accrued
	as of	Ended	Ended	Ended	as of
	January 31,	April 30,	April 30,	April 30,	April 30,
	2002	2002	2002	2002	2002

Severance	$265	$91	$—	$235	$121
Lease termination costs	10,666	(59)	—	761	9,846
Exit costs for business line	643	(98)	—	149	396
Other exit costs	424	34	35	204	219
Escrow shares adjustment	—	(806)	(806)	—	—

	$11,998	$(838)	$(771)	$1,349	$10,582

      The Company expects that of the restructuring and other charges accrued as of April 30, 2002, severance costs and other exit costs will be paid by the second quarter of fiscal 2003, exit costs for business line will be paid no later than May 2004 and lease termination costs will be paid no later than February 2011. The escrow shares adjustment related to the value of 390,524 shares of the Company’s common stock recovered from escrow accounts in which such shares had been placed in conjunction with acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. The Company valued these shares based on its stock price on the date these shares were recovered. The weighted-average price per share for these escrow shares was $2.06.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method. The following potential common shares have been excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive (in thousands):

	April 30,

	2002	2001

Shares issuable under stock options	2,448	13,411
Shares of restricted stock subject to repurchase	—	900
Shares issuable under warrants	46	46

      The weighted-average exercise price of anti-dilutive options outstanding as of April 30, 2002 and 2001 was $4.83 and $8.59 per share, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of April 30, 2001 was $1.79 per share. The weighted-average exercise price of warrants as of April 30, 2002 and 2001 was $11.58 per share.

6.     Segment Reporting

      Disaggregated information is as follows (in thousands):

	Three Months Ended
	April 30,

	2002	2001

Services:
Consulting	$3,454	$4,611
Maintenance	4,982	4,807

	$8,436	$9,418

      International sales are primarily to customers in Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended
	April 30,

	2002	2001

United States	$7,874	$9,857
Europe and other	6,253	7,616

	$14,127	$17,473

      There were no customers individually representing more than 10.0% of gross accounts receivables as of April 30, 2002 and January 31, 2002, respectively. One customer represented 10.8% of total revenue in the first quarter of fiscal 2003. One customer represented 11.2% of total revenue in the first quarter of fiscal 2002.

7.     Litigation

      In August 2001, the Company, as well as certain of its officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

York, arising out of the Company’s initial public offering in February 2000 (the “IPO”). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants’ time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These actions seek compensatory damages in unspecified amounts as well as other relief.

      In December 2001, Brugger Corporation, the lessor of the Company’s former headquarters, filed suit in the Superior Court of California for San Mateo County alleging that the Company breached the lease for such facility. Brugger seeks damages for breach of written lease, declaratory relief, and rescission. The Company has denied liability and filed a cross-complaint for various forms of affirmative relief against Brugger. The disposition of the principal motions in the case to date is as follows: (i) In March and May 2002, Brugger’s motion to dismiss the Company’s cross-complaint was denied with respect to a majority of the Company’s claims, allowing such claims to proceed. (ii) In April 2002, Brugger’s motion for a writ of attachment in the amount of $6.3 million was granted. The grant of this writ provides Brugger with security in the event it prevails in the case. The Company provided security in the amount of $6.3 million in the form of a bond in lieu of attachment. While such an instrument is in place, the Company’s access to the funds covered thereby is restricted. Discovery in the case has begun and is ongoing. No trial date has yet been set in the case. The Company believes Brugger’s claims are without merit, and it intends to vigorously defend against them. The Company believes its cross-complaint is meritorious, and it intends to vigorously prosecute such cross-complaint. The $6.3 million for a writ of attachment is included in the current portion of restricted cash in the condensed consolidated balance sheets as of April 30, 2002.

      In November 2001, Deborah Donoghue filed a suit against the Company and two of its officers, Farzad Dibachi and Rhonda Dibachi, in United States District Court for the Southern District of New York. The Complaint alleges a violation of Section 16(b) of the securities laws for certain trades made by Mr. and Mrs. Dibachi and trades made by Florence V, LLC, a Minnesota Limited Liability Company. The Company investigated these claims prior to the filing of the lawsuit and concluded it had no merit because, among other things, Mr. and Mrs. Dibachi did not have the ability to take part in, participate in, vote on, or control any decisions regarding Florence V, LLC’s purchase or sale of any of the Company’s securities. Mr. and Mrs. Dibachi challenged venue in New York, and the parties have now stipulated that the matter may be transferred to the Northern District of California. Mr. and Mrs. Dibachi believe these claims are without merit, and they intend to vigorously defend against these claims.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2002. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “potential”, “strategy”, “plan” and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Factors That May Affect Future Results” herein and in our annual report on Form 10-K for the year ended January 31, 2002. These forward-looking statements speak only as of the date of this quarterly report. We do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 31, 2002.

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

Critical Accounting Policies and Estimates

      Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and restructuring reserves for vacated leased facilities.

Revenue Recognition

      We derive our revenue principally from licenses of our products, maintenance and support, and delivery of implementation services. We offer our products primarily through our direct sales force. In certain international markets, we also offer our products indirectly through channel partners.

      Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations from us with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. Sales to channel partners are generally recognized upon sell-through to the end-user customer. We define each of the four criteria above as follows:

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

      Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year. Our software products are fully functional upon delivery and implementation and do not require significant modifications. The customer may implement using their own resources or obtain the services of other consulting service organizations to provide these services. Therefore, our consulting services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the consulting services is generally recognized as services are performed.

      We have never engaged in a transaction in which we provided product licenses or services to a customer in exchange for an equity interest.

      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support; (2) consulting services not yet rendered for which we have been paid; (3) amounts billed to customers with extended payment terms, which amounts are not yet due; and (4) transactions in which one of the four revenue recognition criteria has not been met.

Accounts Receivable

      Accounts receivable are recorded net of allowances for doubtful accounts and totaled $7.0 million and $12.6 million as of April 30, 2002 and January 31, 2002, respectively. The allowances for doubtful accounts was $2.4 million and $3.0 million as of April 30, 2002 and January 31, 2002, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general reserve for all invoices by applying a percentage to each aging category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

Impairment Assessment

      We evaluate our long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period, our market capitalization relative to net book value, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the first quarter of fiscal 2002, we determined that our goodwill and certain other identifiable intangibles acquired from our acquisitions and other assets were impaired, resulting in a charge of $24.5 million. There were no asset impairment and other charges in the first quarter of fiscal 2003.

      We regularly perform an impairment assessment of a $500,000 strategic equity investment we made in a private company. In performing an impairment assessment, we consider the business’ current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, we determined that there was no impairment of such investment as of April 30, 2002. Due to the rapid changes occurring in the business sector in which our strategic investment operates and the inherent risk associated with investments in early stage technology companies, it is possible that we may have to record an impairment charge related to this investment in the future.

      We regularly perform an impairment assessment of our prepaid royalties for the right to third-party licensed technology. In performing an impairment assessment, we consider the future inclusion of third-party technology in our products and anticipated usage under the applicable contract. Based on an analysis of these factors, we recorded $6.8 million in impairment of licensed technology in the first quarter of fiscal 2002. As of April 30, 2002, we had $235,000 in prepaid royalties. There was no impairment of licensed technology in the first quarter of fiscal 2003.

Restructuring Reserves for Vacated Leased Facilities

      We have recorded significant restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities, brokerage fees and the impairment of leasehold improvements, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, and information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We regularly review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for vacated leases could vary by material amounts. Future minimum lease payments and brokerage fees, net of estimated sublease income relating to facilities that we vacated pursuant to the restructuring program amount to $3.6 million, $1.3 million, $1.3 million $693,000, and $600,000 for the periods ended April 30, 2003, 2004, 2005, 2006, and 2007, respectively, and $2.6 million thereafter.

Repricing of Stock Options

      On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock options plans, approved the repricing of approximately 8.9 million outstanding stock options with exercise prices above

$0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our chief executive officer, executive vice president, strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price of $1.02 as of April 30, 2002, we recorded $4.2 million in recovery of stock-based compensation in the first quarter of fiscal 2003 relating to these repriced stock options. Deferred stock-based compensation relating to these repriced options decreased $12.1 million in the first quarter of fiscal 2003 to $1.3 million reflecting the reduced intrinsic value of unexercised repriced options and the amortization of stock compensation over the vesting periods.

Pro Forma Financial Results

      We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the quarterly and annual financial results press release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation, restructuring and other charges, impairment charges and amortization of goodwill and other intangible assets. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read our quarterly and annual financial results press releases which compare GAAP financial information with the pro forma financial results and read the associated reconciliation.

Results of Operations

      The following table sets forth certain items in our condensed consolidated statements of operations for the three months ended April 30, 2002 and 2001 expressed as a percentage of total revenue:

	Three Months Ended
	April 30,

	2002	2001

Revenue:
License	40.3%	46.1%
Services	59.7	53.9

Total revenue	100.0	100.0

Cost of revenue:
License	2.2	3.7
Services	26.7	52.7
Impairment of licensed technology	—	38.9

Total cost of revenue	28.9	95.3

Gross profit	71.1	4.7

Operating expenses:
Sales and marketing	57.7	185.5
Research and development	28.5	63.2
General and administrative	15.6	34.9
Stock-based compensation	(25.8)	26.8
Restructuring and other	(5.9)	17.7
Asset impairment and other	—	140.5
Amortization of goodwill and other intangible assets	—	73.4

Total operating expenses	70.1	542.0

Operating income (loss)	1.0	(537.3)
Interest and other income, net	0.9	5.7

Net income (loss)	1.9%	(531.6)%

Comparison of Three Months Ended April 30, 2002 and 2001

Revenue

      License. License revenue consists of revenue from licenses of our software products. License revenue was $5.7 million and $8.1 million in the first quarter of fiscal 2003 and 2002, respectively, decreasing 29.3% period over period. The decrease in license revenue in absolute dollars in the first quarter of fiscal 2003 from fiscal 2002 was primarily attributable to a slowdown in corporate information technology spending, especially in Europe.

      Services. Services revenue consists of revenue from the implementation services and maintenance and support contracts. Services revenue from implementation services in the first quarter of fiscal 2003 and 2002 was $3.5 million and $4.6 million, respectively, decreasing 25.1% period over period. The period over period decrease in services revenue from implementation services in absolute dollars was primarily attributable to a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2002 and a decrease in license revenue. Services revenue from implementation services increased to $3.5 million in the first quarter of fiscal 2003 from $2.5 million in the fourth quarter of fiscal 2002 as a result of increased demand for our implementation services in the first quarter of fiscal 2003. Service revenue from maintenance and support contracts was $5.0 million and $4.8 million in the first quarter of fiscal

2003 and 2002, respectively, increasing 3.6% period over period. The period over period increase in services revenue from maintenance and support contracts in absolute dollars was primarily attributed to new maintenance contracts and maintenance renewals relating to our larger installed base.

Cost of Revenue

      Cost of license revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $316,000 and $654,000 in the first quarter of fiscal 2003 and 2002, respectively, representing 5.6% and 8.1% of license revenue in the respective periods. The decrease in cost of license revenue in absolute dollars in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was primarily attributable to a decline in license revenue and the introduction of Niku 6, which requires lower royalty payments to third parties than certain prior products.

      Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $3.8 million and $9.2 million in the first quarter of fiscal 2003 and 2002, respectively, representing 44.6% and 97.9% of services revenue in the respective periods. The decrease in cost of services revenue in absolute dollars and as a percentage of services revenue in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was primarily attributable to reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002, reduction in costs for third parties contracted to implement our products and increased efficiencies within the implementation services organization.

      Impairment of licensed technology. There were no impairment of licensed technology in the first quarter of fiscal 2003. In the first quarter of fiscal 2002, we determined that the carrying value of certain royalties that we had prepaid for the right to third party licensed technology would not be realized. We recorded $6.8 million in impairment of licensed technology, including $5.9 million from prepaid royalties and $850,000 from royalties paid in fiscal 2002, in each case on third-party technologies which we will not be including with our products at all or at the extent required under the applicable contracts due to a change in our product plan.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, advertising and bad debt expense. Sales and marketing expenses were $8.1 million and $32.4 million in the first quarter of fiscal 2003 and 2002, respectively, representing 57.7% and 185.5% of total revenue in the respective periods. The decrease in sales and marketing expenses in absolute dollars in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was primarily attributable to a $7.4 million decrease in bad debt expenses resulting from increased collection rates and a $5.1 million reduction in salaries and benefits resulting from reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002. Sales and marketing expenses also decreased due to a $3.4 million decrease in commissions and bonuses, a $2.6 million decrease in advertising and a $2.3 million decrease in outside services.

      Research and development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $4.0 million and $11.0 million in the first quarter of fiscal 2003 and 2002, respectively, representing 28.5% and 63.2% of total revenue in the respective periods. The decrease in research and development expenses in absolute dollars in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was primarily attributable to a $4.7 million reduction in salaries and benefits resulting from reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002 and a $941,000 decrease in outside services primarily related to third-party development services.

      General and administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal employees, as well as professional services fees. General and administrative expenses were $2.2 million and $6.1 million, respectively, representing 15.6% and 34.9% of total revenue in the respective periods. The decrease in general and administrative expenses in absolute dollars in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was primarily attributable to a reduction of $2.6 million in salaries and benefits resulting from reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002, a $1.3 million decrease in bonuses and a $946,000 decrease in professional services fees, offset in part by an increase in facilities expenses.

      Stock-based compensation. Amortization of stock-based compensation was $(3.7) million and $4.7 million in the first quarter of fiscal 2003 and 2002, respectively. The recovery of stock-based compensation in the first quarter of fiscal 2003 was attributed to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002, which resulted in $4.2 million in recovery of stock-based compensation, offset by $502,000 in other stock-based compensation.

      Restructuring and other. Restructuring and other charges decreased in the first quarter of fiscal 2003 from the first quarter of fiscal 2002. In the first quarter of fiscal 2003, we incurred restructuring and other credit of $838,000 primarily related to the value of 390,524 shares of our common stock recovered from escrow accounts in which such shares had been placed in conjunction with acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. We valued these escrow shares based on our stock price on the date these shares were recovered. The weighted average price per share for these escrow shares was $2.06. In the first quarter of fiscal 2002, we incurred restructuring and other charges of $3.1 million related to a reduction of our workforce, elimination of certain excess leased facilities and the exit of a business line. The total restructuring and other charges included $2.0 million related to employee termination costs primarily consisting of the cost of severance packages, $493,000 to terminate two leased facilities, which included future lease payments on these leases, net of estimated sublease income, and $591,000 to exit the legal vertical market, which consisted primarily of termination fees and future lease payments for a hosting arrangement and a leased facility. We expect that of the restructuring and other charges accrued as of April 30, 2002, severance and other exit costs will be paid by the second quarter of fiscal 2003, exit costs for business line will be paid no later than May 2004 and lease termination costs will be paid no later than February 2011.

      Asset impairment and other. There were no impairment and other charges in the first quarter of fiscal 2003. In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million which was subsequently written off in the second quarter of fiscal 2002. Other asset impairment charges included $1.9 million in accelerated depreciation due to the reduction in expected useful life of certain internally used software and $874,000 to write off fixed assets that we no longer utilized.

      Amortization of goodwill and other intangible assets. There was no amortization of goodwill and other intangible assets in the first quarter of fiscal 2003 because all goodwill and other intangible assets were written off in fiscal 2002. Amortization of goodwill and other intangible assets was $12.8 million in the first quarter of fiscal 2002 and included approximately $3.3 million in amortization of developed and core technologies.

Interest and Other Income, Net

      Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Interest income and other income (expense), net were $120,000 and $999,000 in the first quarter of fiscal 2003 and fiscal 2002, respectively. The net decrease in absolute dollars in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income in the first quarter of fiscal 2003, compared to the first quarter of fiscal 2002.

Liquidity and Capital Resources

      Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from our operations. The cash from these sources is used for working capital for our business. As of April 30, 2002, we had cash and cash equivalents of $43.2 million. We also had restricted cash in the amount of $20.8 million in the form of certain certificates of deposit and bond securing letters of credit for various leased facilities, equipment and litigation. We had borrowings under bank lines of credit of $27.0 million as of April 30, 2002. These borrowings were repaid in full in May 2002. As of April 30, 2002, we had working capital of $8.9 million. The decrease in working capital as of April 30, 2002 from $11.0 million as of January 31, 2002 was primarily attributed to decreases in cash and cash equivalents and net accounts receivable, offset in part by a decrease in accrued liabilities. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

      Net cash used in operating activities was $2.2 million and $22.6 million in the first quarter of fiscal 2003 and 2002, respectively. Net cash used in operating activities in the first quarter of fiscal 2003 was primarily attributed to a decrease in accrued liabilities, stock-based compensation and a decrease in deferred revenue, offset in part by a decrease in net accounts receivable. Net cash used in operating activities in the first quarter of fiscal 2002 was primarily attributed to a net loss of $92.9 million, offset in part by impairment charges, a decrease in accounts receivable, amortization of goodwill and intangible assets and provision for doubtful accounts receivable.

      Net cash (used in) provided by investing activities was $(6.5) million and $13.1 million in the first quarter of fiscal 2003 and 2002, respectively. Net cash used in investing activities in the first quarter of fiscal 2003 was primarily attributed to a $6.3 million purchase of investments for restricted cash relating to the provision of security for a writ of attachment recently granted in legal proceedings. Net cash provided by investing activities in the first quarter of fiscal 2002 was primarily attributed to net sales and maturities of short-term investments, offset in part by purchases of property and equipment.

      Net cash provided by financing activities was $304,000 and $869,000 in the first quarter of fiscal 2003 and 2002, respectively. Net cash provided by financing activities in the first quarter of fiscal 2003 was primarily attributed to the proceeds from the issuance of our common stock pursuant to stock options exercises, offset by repayment of debt and capital lease obligations. Net cash provided by financing activities in the first quarter of fiscal 2002 was primarily attributed to the proceeds from the issuance of our common stock, offset in part by the repurchase of our common stock.

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

      In October 2001, we entered into two loan agreements with a financial institution secured generally by certain of our tangible and intangible assets and providing revolving lines of credit up to $30.0 million, of which a $5.0 million line of credit is based on qualifying accounts receivables. As of April 30, 2002, we had $27.0 million outstanding under these lines of credit. These lines of credit were repaid in full in May 2002. Interest on each of these lines of credit accrues at the rate of 7.00% per annum. These lines of credit will expire in July 2002. As of April 30, 2002, we were in compliance with all financial covenants.

      Future minimum lease payments under noncancellable operating leases and payments under bank lines of credit are as follows as of April 30, 2002 (in thousands):

	Operating	Bank Lines
Period Ended April 30,	Leases	of Credit	Total

2003	$14,455	$27,000	$41,455
2004	11,205	—	11,205
2005	10,937	—	10,937
2006	9,717	—	9,717
2007	8,574	—	8,574
Thereafter	90,653	—	90,653

Total payments	$145,541	$27,000	$172,541

      Lease payments above, net of estimated sublease income and brokerage fees, relating to facilities that we vacated pursuant to the restructuring plan amounted to $3.6 million, $1.3 million, $1.3 million $693,000, and $600,000 for the periods ended April 30, 2003, 2004, 2005, 2006 and 2007, respectively, and $2.6 million thereafter. We regularly review the estimates for sublease income and to the extent that these estimates change due to changes in the market, the ultimate restructuring payments could vary by material amounts. These amounts were recorded in accrued liabilities and long-term restructuring accrual as of April 30, 2002.

      We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, in the long-term, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products, respond to competitive pressures and satisfy new obligations that may arise. We may also need to raise funds in the future to meet our working capital needs. In the near-term, we may raise additional capital to increase our cash reserves. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage over the course of fiscal 2002 and in the first quarter of fiscal 2003, capital is critical to our business, and our inability to raise capital in the event of ongoing losses would have a significant adverse effect on our business. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization will be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified as goodwill at the effective date of SFAS No. 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with SFAS No. 142. Because we have not acquired a business since June 30, 2001, and we have no goodwill or other intangible assets, we anticipate no effect in adopting SFAS No. 141 and No. 142.

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position or the results of operations.

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

      We have experienced operating losses in each quarterly and annual period since we were formed, and we may incur losses in the future. We had an accumulated deficit of $461.7 million as of April 30, 2002. We had net income of $266,000 in the first quarter of fiscal 2003, however, this includes a recovery of stock-based compensation of $4.2 million due to variable accounting applied to our repriced options.

      We will need to increase our revenue to achieve and maintain profitability. Our revenue in the first quarter of fiscal 2003 decreased from both the fourth quarter of fiscal 2002 and the first quarter of fiscal 2002. Our license revenue also decreased in the first quarter of fiscal 2003 from both the fourth quarter of fiscal 2002 and the first quarter of fiscal 2002. We cannot assure you of any future revenue growth and our revenue could further decline. Our failure to increase our revenue would seriously harm our business and operating results, and would among other things, require a continued depletion of our limited cash resources to fund operating losses.

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

      We expect to experience seasonality in the licensing of our products and sales of our services. For example, revenue is typically lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, as well as our sales commission structure. We also expect that revenue may decline during summer months, particularly in European markets. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

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

      While the most recent economic indicators, including gross domestic product figures, reflect a possible turn around in economic activity from prior periods, many reports have indicated that spending by corporations in the area of information technology, the overall market in which we participate, will recover more slowly if at all. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate worsens or that the global economy fails to improve or information technology spending in our market does not increase, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid increases in future losses. Even if the current decline abates, we cannot assure you that corporations will increase their information technology spending or that we will be able to maintain or improve revenue levels.

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

      As of April 30, 2002, we had cash and cash equivalents of $43.2 million. We also had restricted cash in the amount of $20.8 million in the form of certain certificates of deposit and bond securing letters of credit required for various leased facilities, equipment and litigation. We also had borrowings under bank lines of credit of $27.0 million as of April 30, 2002. These borrowings were repaid in full in May 2002. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, in the long-term, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products, respond to competitive pressures and satisfy new obligations that may arise. We may also need to raise funds in the future to meet our working capital needs. In the near-term, we may raise additional capital to increase our cash reserves. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage in the course of fiscal 2002 and in the first quarter of fiscal 2003, capital is critical to our business, and our inability to raise capital in the event of ongoing losses would have a material adverse effect on our business. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Failure to collect our accounts receivable would adversely affect our cash flows.

      Our cash flows are dependent upon the collection of our accounts receivable. As of April 30, 2002, our accounts receivable, net of allowance for doubtful accounts, was $7.0 million and our allowance for doubtful accounts was $2.4 million. While we significantly improved our collection of accounts receivable in fiscal 2002 and in the first quarter of fiscal 2003, the failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows, which could have a material adverse effect on our business.

The results of legal proceedings could adversely affect our business.

      We are engaged in several legal proceedings. If the ultimate disposition of one or more of these proceedings is adverse to us, we could be required to pay substantial sums to other parties. Interim rulings in the proceedings could also adversely affect us. On April 15, 2002, a writ of attachment in the amount of $6.3 million was granted in legal proceedings relating to our former headquarters facility to provide the owner of such facility with security in the event it prevails in the case. We provided security in the amount of $6.3 million in the form of a bond in lieu of attachment. While such instrument is in place, our access to the funds covered thereby is restricted. Even if we ultimately prevail in the legal proceedings in which we are engaged, the costs of these proceedings could increase our expenses and materially and adversely affect our operating results. See “Part II, Item 1 — Legal Proceedings.”

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

      In the first quarter of fiscal 2003, international revenue represented 44.3% of total revenue, compared to 43.6% of total revenue in the first quarter of fiscal 2002. International license revenue represented 33.2% of total license revenue in the first quarter of fiscal 2003, compared to 48.9% in the first quarter of fiscal 2002. Even with these reductions in the percentage of international revenue and international license revenue, international activities remain a significant part of our business.

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

      We will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value and the repricing of our stock options. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock options plans, approved the repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our chief executive officer, executive vice president, strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price of $1.02 as of April 30, 2002, we recorded $4.2 million in recovery of stock-based compensation in the first quarter of fiscal 2003 relating to these repriced stock options. Deferred stock-based compensation relating to these repriced options decreased $12.1 million in the first quarter of fiscal 2003 to $1.3 million reflecting the reduced intrinsic value of unexercised repriced options and the amortization of stock compensation over the vesting periods. To the extent that our stock price increases in future periods, we will need to record additional stock-based compensation expense.

Our stock could be delisted from the Nasdaq National Market.

      The Nasdaq National Market typically requires that our stock maintain a minimum bid price of $1.00. While we are in compliance with all other Nasdaq National Market listing requirements such as, but not limited to, over $10.0 million in shareholders’ equity, over 750,000 common shares outstanding and over $5.0 million in market value of public float, the bid price for our stock has recently closed below $1.00 per share. If the bid price for our stock remains below $1.00 for 30 trading days, we would expect to receive a delisting notification from Nasdaq. After the initial 30-day trading period, we have a 90-day probationary period in which our stock must meet the $1.00 minimum bid price requirement. If our stock price does not trade above $1.00 for at least ten consecutive days during the 90-day probationary period, we would be entitled to a hearing before the Nasdaq National Market. However, we can provide no assurance regarding the outcome of that hearing and our stock could be delisted from the Nasdaq National Market following such hearing. We may consider a reverse stock split to increase our stock price, but such action requires the approval of our stockholders. Delisting on the Nasdaq National Market may, among other things, limit the liquidity and adversely affect the trading price of our stock.

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

The issuance of preferred stock could adversely affect the rights of holders of our common stock.

      We are authorized, subject to limitations imposed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. Our board of directors can also increase or decrease the number of shares of any series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. Our board may authorize the issuance of preferred stock with voting, conversion or liquidation rights that could adversely affect the rights of the holders of our common stock and could also adversely affect the market price of our common stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and market our products in North America, Europe and, to a lesser extent, the Asia-Pacific region. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the first quarter of fiscal 2003, approximately 55.7% of our total revenue was made in U.S. dollars. Therefore, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency as our operating expenses in each of our foreign subsidiaries is the local currency. We currently do not use financial instruments to hedge operating expenses of our European and Asia-Pacific subsidiaries. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      In December 2001, Brugger Corporation, the lessor of our former headquarters, filed suit in the Superior Court of California for San Mateo County alleging that we breached the lease for such facility. Brugger seeks damages for breach of written lease, declaratory relief, and rescission. We have denied liability and filed a cross-complaint for various forms of affirmative relief against Brugger. The disposition of the principal motions in the case to date is as follows: (i) In March and May 2002, Brugger’s motion to dismiss our cross-complaint was denied with respect to a majority of our claims, allowing such claims to proceed. (ii) In April 2002, Brugger’s motion for a writ of attachment in the amount of $6.3 million was granted. The grant of this writ provides Brugger with security in the event it prevails in the case. We provided security in the amount of $6.3 million in the form of a bond in lieu of attachment. While such an instrument is in place, our access to the funds covered thereby is restricted. Discovery in the case has begun and is ongoing. No trial date has yet been set in the case. We believe Brugger’s claims are without merit, and we intend to vigorously defend against them. We believe our cross-complaint is meritorious, and we intend to vigorously prosecute such cross-complaint. See “Factors That May Affect Future Results — The Results of Legal Proceedings Could Adversely Affect Our Business.”

Item 2.     Change in Securities and Use of Proceeds

      (c) Sale of Unregistered Securities

      In February 2002, we issued 400,000 shares of our common stock to settle an arbitration with the founders of ABT Corporation. These shares were valued at $2.18 per share based on our stock price on the date of their issuance. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On April 9, we filed a Registration Statement on Form S-3 (No 333-85918) to register these shares, as amended on May 23, 2002. The Securities and Exchange Commission declared the Registration Statement effective on June 4, 2002.

      (d) Use of Proceeds

      The shares of our common stock sold in the initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-93439). The Securities and Exchange Commission declared the Registration Statement effective on February 28, 2000. All of the net proceeds of $202.5 million have been used for working capital purposes, capital expenditures, repayment of debt and capital lease obligations, acquisitions of other businesses and repurchases of common stock.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number		Exhibit Title

3.01	(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3.02	(1)	Registrant’s Amended and Restated Bylaws.
10.18		Amended and Restated Secured Full Recourse Promissory Note, dated May 15, 2002, by and between Joshua Pickus and Registrant.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

      (b) Reports on Form 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION
Date: June 13, 2002	By: /s/ JOSHUA PICKUS Joshua Pickus Chief Financial Officer

EXHIBIT INDEX

10.18	Amended and Restated Secured Full Recourse Promissory Note, dated May 15, 2002, by and between Joshua Pickus and Registrant.