Form 10-Q
period 2002-07-31
NIKU CORP
filed 2002-09-12
CIK 1076641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

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

73,111,829 shares of common stock as of August 31, 2002

NIKU CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended July 31, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2002	2002

	(Unaudited)

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,563	$51,585
Current portion of restricted cash	6,203	4,665

Total cash, cash equivalents and current portion of restricted cash	24,766	56,250
Accounts receivable, net	6,790	12,797
Prepaid expenses and other current assets	2,379	5,241

Total current assets	33,935	74,288
Restricted cash	4,306	9,822
Property and equipment, net	5,185	13,196
Deposits and other assets	1,246	4,269

Total assets	$44,672	$101,575

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$3,416	$3,279
Accrued liabilities	28,184	21,817
Bank borrowings and other short-term obligations	5,091	27,261
Deferred revenue	8,655	10,903

Total current liabilities	45,346	63,260
Long-term restructuring accrual	7,673	6,758

Total liabilities	53,019	70,018
Stockholders’ (deficit) equity	(8,347)	31,557

Total liabilities and stockholders’ (deficit) equity	$44,672	$101,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Revenue:
License	$3,961	$7,028	$9,652	$15,083
Services	6,533	10,209	14,969	19,627

Total revenue	10,494	17,237	24,621	34,710

Cost of revenue:
License	303	420	619	1,074
Services (exclusive of stock-based compensation of ($31) and $274 for the three months ended July 31, 2002 and 2001 and ($291) and $604 for the six months ended July 31, 2002 and 2001, respectively)	3,517	6,911	7,283	16,128
Impairment of licensed technology	—	—	—	6,789

Total cost of revenue	3,820	7,331	7,902	23,991

Gross profit	6,674	9,906	16,719	10,719

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $109 and $951 for the three months ended July 31, 2002 and 2001 and ($1,841) and $3,257 for the six months ended July 31, 2002 and 2001, respectively)	7,414	17,181	15,561	49,585
Research and development (exclusive of stock-based compensation of ($392) and $545 for the three months ended July 31, 2002 and 2001 and ($1,598) and $1,595 for the six months ended July 31, 2002 and 2001, respectively)	3,993	10,532	8,022	21,574
General and administrative (exclusive of stock-based compensation of $13 and $418 for the three months ended July 31, 2002 and 2001 and ($217) and $1,417 for the six months ended July 31, 2002 and 2001, respectively)	2,331	4,051	4,538	10,150
Restructuring and other	30,405	7,749	29,567	10,841
Asset impairment and other	425	114,379	425	138,923
Stock-based compensation	(301)	2,188	(3,947)	6,873
Amortization of goodwill and other intangible assets	—	14,505	—	27,333

Total operating expenses	44,267	170,585	54,166	265,279

Operating loss	(37,593)	(160,679)	(37,447)	(254,560)
Interest and other income, net	312	1,071	432	2,070

Net loss	$(37,281)	$(159,608)	$(37,015)	$(252,490)

Basic and diluted net loss per share	$(0.50)	$(2.12)	$(0.50)	$(3.35)

Shares used in computing basic and diluted net loss per share	74,135	75,331	74,137	75,415

Comprehensive loss:
Net loss	$(37,281)	$(159,608)	$(37,015)	$(252,490)
Foreign currency translation adjustments	57	30	118	(144)
Unrealized gain (loss) on short-term investments	—	(24)	—	14

Comprehensive loss	$(37,224)	$(159,602)	$(36,897)	$(252,620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,015)	$(252,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,361	2,848
Impairment of licensed technology	—	5,939
Restructuring and other	7,962	7,696
Asset impairment and other	—	138,923
Amortization of goodwill and other intangible assets	—	27,333
Stock-based compensation	(3,947)	6,873
Provision for doubtful accounts receivable	128	8,348
Forgiveness of notes receivable from stockholder	—	248
Cancellation of interest from notes receivable from stockholders	116	—
Interest on notes receivable from stockholders	(46)	122
Changes in operating assets and liabilities:
Accounts receivable	5,844	16,952
Prepaid expenses and other current assets	2,720	55
Deposits and other assets	756	328
Accounts payable	137	(112)
Accrued liabilities and long-term restructuring accrual	10,416	(5,240)
Deferred revenue	(2,248)	(5,284)

Net cash used in operating activities	(12,816)	(47,461)

Cash flows from investing activities:
Purchases of property and equipment	(2,436)	(12,684)
Release of investments for restricted cash, net	3,978	—
Sales and maturities of short-term investments, net	—	39,267

Net cash provided by investing activities	1,542	26,583

Cash flows from financing activities:
Issuance of common stock	388	1,520
Treasury stock repurchased	—	(1,484)
Repurchase of common stock	—	(11)
Repayment on bank borrowings, net	(22,000)	—
Repayment of debt and capital lease obligations	(170)	(217)

Net cash used in financing activities	(21,782)	(192)

Net decrease in cash and cash equivalents	(33,056)	(21,070)
Effect of exchange rate changes	34	(144)
Cash and cash equivalents, beginning of period	51,585	108,160

Cash and cash equivalents, end of period	$18,563	$86,946

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$34	$36

Noncash investing and financing activities:
Reversal of deferred stock-based compensation	$19,224	$—

Repurchases of common stock in settlement of notes receivable from stockholders	$675	$2,784

Write-off of property and equipment to goodwill	$—	$1,858

Unrealized gain on short-term investments	$—	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the “Company”) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for adjustments related to restructuring. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2002, included in the Company’s fiscal 2002 Annual Report on Form 10-K.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Prior to fiscal 2003, the Company had a fiscal year that ended on the Saturday preceding January 31 and fiscal quarters that ended on the Saturday preceding the last day of the third month of the quarter. In the first quarter of fiscal 2003, the Company changed its fiscal calendar to a calendar month end for all periods so the second quarter of fiscal 2003 ended on July 31, 2002. For presentation purposes, the condensed consolidated financial statements and notes for the six months ended July 31, 2001 and the second quarter of fiscal 2002 refer to that period’s calendar month end.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but are not limited to, allowance for doubtful accounts, depreciation and amortization, sales returns, taxes, impairment, accrued restructuring, accrued liabilities and contingencies. Actual results could differ from those estimates.

Reclassifications

      Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.     Reimbursement for Out of Pocket Expenses Incurred

      In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, which requires the Company to report reimbursements of out of pocket expenses as revenue and the corresponding expenses incurred as cost of revenue within the condensed consolidated statements of operations. The Company adopted Topic D-103 in the first quarter of fiscal 2003 and reclassified reimbursable expenses into services revenue with a corresponding increase in cost of services revenue. The impact of the reclassification was to increase services revenue and cost of services

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue by $262,000 and $430,000 in the three months ended July 31, 2002 and 2001, respectively, and $535,000 and $937,000 in the six months ended July 31, 2002 and 2001, respectively.

3.     Repricing of Stock Options

      On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock options plans, approved the repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by the Company’s chief executive officer, executive vice president of strategy and planning, board of directors and non-employees were not repriced. The Company accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price of $0.25 as of July 31, 2002, the Company recorded $684,000 and $4.8 million in recovery of previously recognized stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively, relating to these repriced stock options, offset by $383,000 and $885,000 in other stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively. Deferred stock-based compensation relating to these repriced options decreased $1.3 million in the second quarter of fiscal 2003 and $13.4 million in the six months ended July 31, 2002, respectively. As of July 31, 2002, deferred stock-based compensation relating to these repriced options was zero, reflecting the reduced intrinsic value of unexercised repriced options and the amortization of stock compensation over the vesting periods.

4.     Restructuring and Other

Second Quarter of Fiscal 2003

      In the second quarter of fiscal 2003, the Company implemented a restructuring program. At the end of such quarter, the Company restructured its operations and reduced its workforce by approximately 72 employees. These headcount reductions affected all functional groups of the Company. The Company is also effecting a further headcount reduction in the third quarter of fiscal 2003 as part of this restructuring program (See Note 12).

      The Company also vacated certain facilities, moved back to its former headquarters, which the Company had previously vacated in August 2001, and engaged in negotiations to terminate the lease for a significant facility in Redwood City, California. The $18.9 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 includes $18.8 million in cash and non-cash costs related to the proposed termination costs for the facility lease in Redwood City, California and $2.3 million in net lease commitments for certain other facilities that the Company vacated and leases the Company terminated, offset by $2.2 million of previously accrued deferred rent under such leases. The Company’s future liabilities under the Redwood City, California lease prior to the proposed termination were approximately $121.7 million. The $18.8 million in proposed termination costs for such lease include a variety of cash and non-cash items and are $611,000 higher than the amount reflected in the Company’s press release for the second quarter of fiscal 2003 as a result of negotiations since the time of the press release. The Company has not terminated this lease. The termination costs accrued for this lease are the Company’s best estimate based on current information. To the extent these proposed termination costs change during its negotiation process, the ultimate termination costs could vary from those included herein.

      During the quarter, the Company terminated a facility lease in Danville, California. The Company’s future liabilities under this lease prior to termination approximated $2.7 million. The consideration for this termination included the release to the landlord of a $534,000 security deposit, a lease termination payment of $216,000 in cash and $42,000 in fair value for warrants to purchase 150,000 shares of common stock with an

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise per share of $0.01. The value of these warrants was determined using the Black-Scholes options pricing model with an expected life of five years, risk-free interest rate of 3.67%, volatility of 150% and expected dividend of 0%.

      Subsequent to the end of the quarter, the Company also reached an agreement in principle to terminate the lease for a facility in Lincolnshire, Illinois (see Note 4 — Fiscal 2002 and Note 12).

      The Company retired $7.1 million in property and equipment in connection with vacating certain facilities. The Company also terminated an equipment lease and acquired the leased assets for $2.0 million. The Company’s future liabilities under this equipment lease prior to termination approximated $380,000. Of the $2.0 million in purchase price, $1.1 million was written off as a restructuring cost due to equipment no longer in use as a result of restructuring.

Fiscal 2002

      In fiscal 2002, the Company implemented a restructuring program. The Company restructured its operations and reduced its workforce by approximately 665 employees as part of the restructuring program. The Company also vacated 17 leased facilities, retired certain property and equipment and other assets and exited the legal vertical market. These reductions in workforce affected all functional groups of the Company. The $2.4 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 relating to restructuring activities in fiscal 2002 included a $4.3 million decrease in estimated future sublease income for certain facilities, $1.8 million in settlement of claims asserted in the lawsuit by the landlord of the Company’s former headquarters, $388,000 in proposed termination costs for a lease in Lincolnshire, Illinois and $296,000 in legal fees, offset by $4.4 million for the reversal of future lease payments that had been previously accrued, net of estimated sublease income, relating to the Company’s former headquarters and the Lincolnshire, Illinois lease.

      The table below represents the restructuring activities in the second quarter of fiscal 2003 (in thousands):

		Restructuring
		and Other	Write Offs
		Charges in	in the	Paid in the
	Accrued	Three Months	Three Months	Three Months	Accrued
	as of	Ended	Ended	Ended	as of
	April 30,	July 31,	July 31,	July 31,	July 31,
	2002	2002	2002	2002	2002

Restructuring in the second quarter of fiscal 2003
Loss on retirement of property and equipment and other assets no longer in use	$—	$8,201	$(8,201)	$—	$—
Severance	—	1,303	—	(426)	877
Net lease commitments on vacated facilities	—	18,924	(764)	(759)	17,401
Other exit costs	—	80	(80)	—	—
Stock-based compensation adjustment	—	(337)	337	—	—
Restructuring in fiscal 2002
Severance	121	—	—	(53)	68
Net lease commitments on vacated facilities	9,845	2,375	(25)	(2,749)	9,446
Exit costs for business line	396	(141)	—	(37)	218
Other exit costs	220	—	—	(213)	7

	$10,582	$30,405	$(8,733)	$(4,237)	$28,017

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company expects that of the restructuring and other charges accrued as of July 31, 2002, severance costs will be paid by the fourth quarter of fiscal 2003. Exit costs for business line will be paid no later than May 2004 and net lease commitments on vacated facilities will be paid no later than February 2011. The adjustment for stock-based compensation relates to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

5.     Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase, summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	July 31,

	2002	2001

Shares issuable under stock options	12,170	14,271
Shares of restricted stock subject to repurchase	—	662
Shares issuable under warrants	196	56

      The weighted-average exercise price of anti-dilutive options outstanding as of July 31, 2002 and 2001 was $1.54 and $7.10 per share, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of July 31, 2001 was $1.59 per share. The weighted-average exercise price of warrants as of July 31, 2002 and 2001 was $2.72 and $9.68 per share.

6.     Segment Reporting

      The Company operates in a single segment: software.

      Disaggregated information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Services:
Consulting	$2,226	$4,785	$5,680	$9,396
Maintenance	4,307	5,424	9,289	10,231

	$6,533	$10,209	$14,969	$19,627

      International sales are primarily to customers in Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

United States	$7,150	$8,334	$15,024	$18,191
United Kingdom	1,563	4,314	4,261	7,404
Europe (excluding United Kingdom) and other	1,781	4,589	5,336	9,115

	$10,494	$17,237	$24,621	$34,710

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No customers individually represented more than 10% of gross accounts receivables as of July 31, 2002 and January 31, 2002, respectively. No customer represented more than 10% of total revenue in the second quarter of fiscal 2003 and 2002, respectively, nor in the six months ended July 31, 2002 and 2001, respectively.

7.     Notes Receivable from Stockholder

      In November 1999, the Company loaned $1,250,000 to its chief financial officer secured by a stock pledge agreement and personal assets, in connection with his purchase of 1,250,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. On July 16, 2002, the Company repurchased the 1,250,000 shares of common stock from its chief financial officer at $0.54 per share, which was the closing price of the Company’s common stock on the Nasdaq Stock Market on that date, in exchange for the cancellation of an amount in principal under the loan equal to the aggregate repurchase price of $675,000. The Company also cancelled $116,000 in accrued interest related to the cancelled principal amount, which amount was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, has been reclassified to other assets in the accompanying condensed consolidated balance sheets as there is no longer common stock to secure the loan. This loan remains secured by the personal assets of the Company’s chief financial officer.

8.     Asset Impairment and Other

      The Company regularly performs an impairment assessment of a $500,000 strategic equity investment it made in a private company in April 2000. In performing an impairment assessment, the Company considers the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors at the end of the second quarter of fiscal 2003, the Company determined that there was an impairment of $425,000 associated with the investment and recorded such amount in asset impairment and other in the accompanying condensed consolidated statement of operations and comprehensive loss in the second quarter of fiscal 2003.

9.     Bank Line of Credit

      In October 2001, the Company entered into two loan agreements with a financial institution secured generally by certain of the Company’s tangible and intangible assets and providing lines of credit of up to $30.0 million, of which a $5.0 million line of credit is secured by qualifying accounts receivable. Interest on each of these lines accrues at a rate of 7.0% per annum. These lines of credit were to expire according to their terms in July 2002. On July 31, 2002, the Company entered into an amendment to the lines of credit that, among other things, extended the maturity date to May 2003 and modified certain financial covenants. The Company had borrowings of $5.0 million as of July 31, 2002, which were fully repaid in August 2002. As of July 31, 2002, the Company was in compliance with all financial covenants.

      On September 9, 2002, the Company entered into a term loan for $5.0 million with the same financial institution and terminated the amended lines of credit described above. This term loan is secured by the Company’s tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. The Company is required to make quarterly payments of principal and interest on a five-year amortization schedule. This term loan has certain financial covenants, including covenants relating to cash on hand, revenue and operating expenses.

10.     Litigation

      In August 2001, the Company, as well as certain of its officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company’s initial public offering in February 2000 (the “IPO”). Various underwriters

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants’ time to respond to the complaints until further order of the Court. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers (and underwriters). The Court has not issued a decision on any of those motions. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These actions seek compensatory damages in unspecified amounts as well as other relief.

      In December 2001, Brugger Corporation, the lessor of the Company’s former headquarters, filed suit in the Superior Court of California for San Mateo County alleging that the Company breached the lease agreement for such facility. Brugger sought damages for breach of written lease, declaratory relief, and rescission. The Company denied liability and filed a cross-complaint for various forms of affirmative relief against Brugger. In March and May 2002, Brugger’s motion to dismiss the Company’s cross-complaint was denied with respect to a majority of the Company’s claims, allowing such claims to proceed, and in April 2002, Brugger’s motion for a writ of attachment in the amount of $6.3 million was granted. The Company provided security in the amount of $6.3 million in the form of a bond in lieu of attachment. On July 29, 2002, the Company settled the litigation by moving back to its former headquarters, paying $1.8 million in settlement of claims asserted in the lawsuit, amending the lease to reduce the monthly rental rate and establishing a $1.1 million letter of credit under the lease. In exchange, the $6.3 million bond, classified in the Company’s condensed consolidated balance sheet as of April 30, 2002 as current portion of restricted cash, was released to the Company.

      In November 2001, Deborah Donoghue filed a suit against the Company and two of its officers, Farzad Dibachi and Rhonda Dibachi, in United States District Court for the Southern District of New York. The Complaint alleges a violation of Section 16(b) of the securities laws for certain trades made by Mr. and Mrs. Dibachi and trades made by Florence V, LLC, a Minnesota Limited Liability Company. The Company investigated these claims prior to the filing of the lawsuit and concluded it had no merit because, among other things, Mr. and Mrs. Dibachi did not have the ability to take part in, participate in, vote on, or control any decisions regarding Florence V, LLC’s purchase or sale of any of the Company’s securities. Mr. and Mrs. Dibachi challenged venue in New York, and the matter has been transferred to the Northern District of California. The parties are in the preliminary stage of discovery. Mr. and Mrs. Dibachi believe these claims are without merit, and they intend to vigorously defend against these claims.

      On August 12, 2002, the Company filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at the Company. The Company is seeking immediate cessation of these activities and unspecified damages. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevents Business Engine from continuing to access or attempting to access the Company’s internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. In addition, Business Engine is required to provide notice to all of its employees, customers, prospective customers and partners of the temporary restraining order

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and post such order on its website. The Court also granted the Company’s expedited discovery request and the parties are currently in discovery.

11.     Employee Stock Purchase Plan

      On July 31, 2002, the Company suspended its employee stock purchase plan. The Company’s board of directors has the authority to reinstate the plan in the future. Withholdings under the plan since the last purchase period in February 2002 have been refunded to the Company’s employees.

12.     Subsequent Events

      Subsequent to the end of the second quarter of fiscal 2003, the Company continued its restructuring plan by reducing headcount by approximately 28 employees which affected all functional groups of the Company. The severance and related charges of approximately $821,000 will be recorded as restructuring costs in the third quarter of fiscal 2003 (see Note 4).

      Subsequent to the end of the second quarter of fiscal 2003, the Company reached an agreement in principle to terminate the lease for a facility in Lincolnshire, Illinois. The Company’s future liabilities under this lease prior to the proposed termination were approximately $692,000, net of estimated sublease income. Relative to the amounts reflected in the Company’s press release for the second quarter of fiscal 2003, the proposed termination costs included an increase of $388,000 in cash and other consideration for the Lincolnshire, Illinois lease, offset by a $692,000 reversal of future lease payments, net of estimated sublease income, for such lease (see Note 4).

      On September 9, 2002, the Company entered into a term loan with a financial institution (see Note 9).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2002. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “potential”, “strategy”, “plan” and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Factors That May Affect Future Results” herein and in our annual report on Form 10-K for the year ended January 31, 2002. These forward-looking statements speak only as of the date of this quarterly report. We do not plan or undertake a duty to update them and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report on Form 10-K for the fiscal year ended January 31, 2002 and subsequent filings.

Overview

      We provide application software for service organizations in large enterprises. These organizations include the information technology, consulting, and research and development groups as well as other organizations rendering services for the enterprise. Our software enables customers to reduce costs, increase productivity and gain visibility and control over strategic initiatives. Our software achieves these results by allowing users to collaborate, allocate resources, manage initiatives, account for activities and capture and reuse knowledge using one integrated system.

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

      Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon meeting one the following criteria as set forth in the revenue contract: 1) the shipment of the product, 2) notification of receipt of the product by the customer or 3) notification by the customer of acceptance. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

      The fee is fixed or determinable. We negotiate the fees for our products at the outset of an arrangement. In these arrangements, the majority of the licenses are perpetual and related fees are nonrefundable. The fees are generally due within six months or less. We consider fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

      We have never engaged in a transaction in which we provided product licenses or services to a customer in exchange for an equity interest. We recognized no revenue under any type of reciprocal arrangements in the six months ended July 31, 2002 or in fiscal 2002.

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

Accounts Receivable

      Accounts receivable are recorded net of allowances for doubtful accounts and totaled $6.8 million and $12.8 million as of July 31, 2002 and January 31, 2002, respectively. The allowances for doubtful accounts were $1.7 million and $3.0 million as of July 31, 2002 and January 31, 2002, respectively. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

Impairment Assessment

      We evaluate our long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period, our market capitalization relative to net book value, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available under the circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In the six months ended July 31, 2001, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million as a result of the above two assessments, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized. There were no asset impairment and other charges in the second quarter of fiscal 2003 and in the six months ended July 31, 2002 except for an impairment charge of our strategic equity investment described below.

      We regularly perform an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors at the end of the second quarter of fiscal 2002, we determined that there was an impairment of $425,000 in the investment. Due to the rapid changes occurring in the business sector in which our strategic investment operates and the inherent risk associated with investments in early stage technology companies, it is possible that we may have to record an impairment charge relating to the remaining balance of this investment in the future.

      We regularly perform an impairment assessment of our prepaid royalties for the right to third-party licensed technology. In performing an impairment assessment, we consider the future inclusion of third-party technology in our products and anticipated usage under the applicable contract. Based on an analysis of these factors, we recorded $6.8 million in impairment of licensed technology in the first quarter of fiscal 2002. There was no impairment of licensed technology in the second quarter of fiscal 2003 and in the six months ended July 31, 2002. As of July 31, 2002, we had $49,000 in prepaid royalties. Due to the rapid changes in technology, it is possible that we may have to record impairment charges relating to the remaining balance of these prepaid royalties in the future.

Restructuring Reserves for Vacated Leased Facilities

      We have recorded significant restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities, brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, and information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We regularly review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for vacated leases could vary by material amounts. Future minimum lease payments and brokerage fees relating to facilities that we vacated pursuant to our restructuring programs, net of estimated sublease income, amounted to $15.6 million, $1.2 million, $1.2 million $900,000, and $965,000 for the twelve months ended July 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $3.4 million thereafter. The $15.6 million for the twelve months ended July 31, 2003 included certain amounts for the cash portion of the proposed termination payments for leases in Redwood City, California and Lincolnshire, Illinois. Relative to the amounts reflected in our press release for the second quarter of fiscal 2003, the proposed termination costs included an increase of $611,000 in cash for the Redwood City, California lease and an increase of $388,000 in cash and other consideration for the Lincolnshire, Illinois lease, offset by a $692,000 reversal of future lease payments, net of estimated sublease income, for the Lincolnshire, Illinois lease. We have not terminated these leases. The termination costs accrued for these leases are our best estimate based on current information. To the extent that the proposed termination costs change during our negotiation process, the ultimate termination payments could vary from those included herein.

Repricing of Stock Options

      On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock options plans, approved the repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our chief executive officer, executive vice president of strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price of $0.25 as of July 31, 2002, we recorded $684,000 and $4.8 million in recovery of previously recognized stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively, relating to these repriced stock options, offset by $383,000 and $885,000 in other stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively. Deferred stock-based compensation relating to these repriced options decreased $1.3 million in the second quarter of fiscal 2003 and $13.4 million in the six months ended July 31, 2002, respectively. As of July 31, 2002, deferred stock-based compensation relating to these repriced options was zero, reflecting the reduced intrinsic value of unexercised repriced options and the amortization of stock compensation over the vesting periods.

Pro Forma Financial Results

      We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We also disclose and discuss certain pro forma financial information in the quarterly and annual financial results press release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation, restructuring and other charges, impairment charges and amortization of goodwill and other intangible assets. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the US GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read our quarterly and annual financial results press releases, which compare US GAAP financial information with the pro forma financial results, and read the associated reconciliation.

Results of Operations

      The following table sets forth certain items in our condensed consolidated statements of operations for the three months and six months ended July 31, 2002 and 2001 expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Revenue:
License	37.7%	40.8%	39.2%	43.5%
Services	62.3	59.2	60.8	56.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.9	2.4	2.5	3.1
Services	33.5	40.1	29.6	46.5
Impairment of licensed technology	—	—	—	19.5

Total cost of revenue	36.4	42.5	32.1	69.1

Gross profit	63.6	57.5	67.9	30.9

Operating expenses:
Sales and marketing	70.6	99.7	63.2	142.9
Research and development	38.1	61.1	32.6	62.2
General and administrative	22.2	23.5	18.4	29.2
Restructuring and other	289.7	45.0	120.1	31.2
Asset impairment and other	4.0	663.6	1.7	400.2
Stock-based compensation	(2.8)	12.6	(16.0)	19.9
Amortization of goodwill and other intangible assets	—	84.2	—	78.7

Total operating expenses	421.8	989.7	220.0	764.3

Operating loss	(358.2)	(932.2)	(152.1)	(733.4)
Interest and other income, net	2.9	6.2	1.8	6.0

Net loss	(355.3)%	(926.0)%	(150.3)%	(727.4)%

Comparison of Three and Six Months Ended July 31, 2002 and 2001

Revenue

      License. License revenue consists of revenue from licenses of our software products. License revenue was $4.0 million and $7.0 million in the second quarter of fiscal 2003 and 2002, respectively, decreasing 43.6%. License revenue was $9.7 million and $15.1 million in the six months ended July 31, 2002 and 2001, respectively, decreasing 36.0%. The decrease in license revenue in absolute dollars in each period was primarily attributable to a slowdown in corporate information technology spending.

      Services. Services revenue consists of revenue from implementation services and maintenance and support contracts. Services revenue from implementation services was $2.2 million and $4.8 million in the second quarter of fiscal 2003 and 2002, respectively, decreasing 53.5%. Services revenue from implementation services was $5.7 million and $9.4 million in the six months ended July 31, 2002 and 2001, respectively, decreasing 39.5%. The decrease in services revenue from implementation services in absolute dollars was primarily attributable to a decrease in license revenue, a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2002 and management difficulties in the professional services organization. Services revenue from maintenance and support contracts was $4.3 million and $5.4 million in the second quarter of fiscal 2003 and 2002, respectively, decreasing 20.6%. Services revenue from maintenance and support contracts was $9.3 million and $10.2 million in the six months ended July 31, 2002 and 2001, respectively, decreasing 9.2%. The decrease in services revenue in each period from maintenance and support contracts in absolute dollars was primarily attributed to a decrease in the number of supported users for maintenance renewals and a decrease in amortization of deferred maintenance revenue we assumed from the ABT acquisition in August 2000.

Cost of Revenue

      Cost of license revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $303,000 and $420,000 in the second quarter of fiscal 2003 and 2002, respectively, representing 7.6% and 6.0% of license revenue in the respective periods. Cost of license revenue was $619,000 and $1.1 million in the six months ended July 31, 2002 and 2001, respectively, representing 6.4% and 7.1% of license revenue in the respective periods. The decrease in cost of license revenue in each period in absolute dollars was primarily attributable to a decline in license revenue and the introduction of Niku 6, which requires lower royalty payments to third parties than certain prior products.

      Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $3.5 million and $6.9 million in the second quarter of fiscal 2003 and 2002, respectively, representing 53.8% and 67.7% of services revenue in the respective periods. Cost of services revenue was $7.3 million and $16.1 million in the six months ended July 31, 2002 and 2001, respectively, representing 48.7% and 82.2% of services revenue in the respective periods. The decrease in cost of services revenue in absolute dollars and as a percentage of services revenue in each period was primarily attributable to reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002 and a reduction in costs for third parties contracted to implement our products.

      Impairment of licensed technology. There was no impairment of licensed technology in the second quarter of fiscal 2003 and the six months ended July 31, 2002. In the first quarter of fiscal 2002, we determined that the carrying value of certain prepaid royalties for the right to third party licensed technology would not be realized. We recorded $6.8 million in impairment of licensed technology, including $5.9 million from prepaid royalties and $850,000 from royalties paid in fiscal 2002. In each case we determined that the third-party technologies would not be included in our products at all or to the extent required under the applicable contracts due to a change in our product plan.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, advertising and bad debt expense. Sales and marketing expenses were $7.4 million and $17.2 million in the second quarter of fiscal 2003 and 2002, respectively, representing 70.6% and 99.7% of total revenue in the respective periods. Sales and marketing expenses were $15.6 million and $49.6 million in the six months ended July 31, 2002 and 2001, respectively, representing 63.2% and 142.9% of total revenue in the respective periods. The decrease in sales and marketing expenses in absolute dollars in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 was primarily attributable to a $5.5 million reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002, a decrease of $1.3 million in commissions and bonuses, a decrease of $762,000 in bad debt expense and a decrease of $666,000 in advertising. The decrease in sales and marketing expenses in absolute dollars in the six months ended July 31, 2002 from the six months ended July 31, 2001 was primarily attributable to an $11.8 million reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions, a decrease of $8.2 million in bad debt expense, a decrease of $4.8 million in commissions and bonuses and a decrease of $3.2 million in advertising.

      Research and development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $4.0 million and $10.5 million in the second quarter of fiscal 2003 and 2002, respectively, representing 38.1% and 61.1% of total revenue in the respective periods. Research and development expenses were $8.0 million and $21.6 million in the six months ended July 31, 2002 and 2001, respectively, representing 32.6% and 62.2% of total revenue in the respective periods. The decrease in research and development expenses in absolute dollars in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 was primarily attributable to a $4.1 million reduction in salaries and benefits resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and a decrease of $1.0 million in outside services primarily related to third-party development services. The decrease in research and development expenses in absolute dollars in the six months ended July 31, 2002 from the six months ended July 31, 2001 was primarily attributable to an $8.8 million reduction in salaries and benefits resulting from reductions in headcount and salary reductions and a decrease of $1.9 million in outside services primarily related to third-party development services.

      General and administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal employees, as well as professional services fees. General and administrative expenses were $2.3 million and $4.1 million in the second quarter of fiscal 2003 and 2002, respectively, representing 22.2% and 23.5% of total revenue in the respective periods. General and administrative expenses were $4.5 million and $10.2 million in the six months ended July 31, 2002 and 2001, respectively, representing 18.4% and 29.2% of total revenue in the respective periods. The decrease in general and administrative expenses in absolute dollars in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 was primarily attributable to a reduction of $1.4 million in salaries and benefits resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and a decrease of $425,000 in professional services. The decrease in general and administrative expenses in absolute dollars in the six months ended July 31, 2002 from the six months ended July 31, 2001 was primarily attributable to a $4.0 million reduction of salaries and benefits resulting from reductions of headcount and salary reductions, a decrease of $1.4 million in professional services and a decrease of $1.1 million in bonuses.

      Restructuring and other. In the second quarter of fiscal 2003, we implemented a restructuring program. At the end of such quarter, we restructured our operations and reduced our workforce by approximately 72 employees. These headcount reductions affected all of our functional groups. We are also effecting a further headcount reduction in the third quarter of fiscal 2003 as part of this restructuring program. In August 2002, we reduced our headcount by approximately 28 employees which affected all of our functional groups. The severance and related charges of approximately $821,000 will be recorded as restructuring costs in the third quarter of fiscal 2003.

      We also vacated certain facilities, moved back to our former headquarters, which we had previously vacated in August 2001, and engaged in negotiations to terminate the lease for a significant facility in Redwood City, California. The $18.9 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 includes $18.8 million in cash and non-cash costs related to the proposed termination costs for the facility lease in Redwood City, California and $2.3 million in net lease commitments for certain other facilities that we vacated and leases we terminated, offset by $2.2 million of previously accrued deferred rent under such leases. Our future liabilities under the Redwood City, California lease prior to the proposed termination were approximately $121.7 million. The $18.8 million in proposed termination costs for such lease include a variety of cash and non-cash items and are $611,000 higher than the amount reflected in our press release for the second quarter of fiscal 2003 as a result of negotiations since the time of the press release. We have not terminated this lease. The termination costs accrued for this lease are our best estimate based on current information. To the extent these proposed termination costs change during our negotiation process, the ultimate termination costs could vary from those included herein.

      During the second quarter of fiscal 2003, we also terminated a facility lease in Danville, California. Our future liabilities under this lease prior to termination approximated $2.7 million. The consideration for this termination included the release to the landlord of a $534,000 security deposit, a lease termination payment of $216,000 and $42,000 in fair value for warrants to purchase 150,000 shares of common stock at an exercise price of $0.01 per share.

      We retired $7.1 million in property and equipment in connection with vacating certain facilities. We also terminated an equipment lease and acquired the leased assets for $2.0 million. Our future liabilities under this equipment lease prior to termination approximated $380,000. Of the $2.0 million in purchase price, $1.1 million was written off as a restructuring cost due to equipment no longer in use as a result of restructuring.

      The $2.4 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 relating to restructuring activities in fiscal 2002 included a $4.3 million decrease in estimated future sublease income for certain facilities, $1.8 million in settlement of claims asserted in the lawsuit with the landlord of our former headquarters, $388,000 in proposed termination costs for a lease in Lincolnshire, Illinois and $296,000 in legal fees, offset by $4.4 million for the reversal of future lease payments that had been previously accrued, net of estimated sublease income, relating to our former headquarters and the Lincolnshire, Illinois lease. Subsequent to the end of the second quarter of fiscal 2003, we reached an agreement in principle to terminate the lease for a facility in Lincolnshire, Illinois. Our future liabilities under this lease prior to the proposed termination were approximately $692,000, net of estimated sublease income. Relative to the amounts reflected in our press release for the second quarter of fiscal 2003, the proposed termination costs included an increase of $388,000 in cash and other consideration for the Lincolnshire, Illinois lease, offset by a $692,000 reversal of future lease payments, net of estimated sublease income, for such lease.

      In the first quarter of fiscal 2003, we recorded a credit of $838,000 in restructuring and other charges primarily related to the value of 390,524 shares of our common stock recovered from escrow accounts in which such shares had been placed in conjunction with acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. We valued these escrow shares based on our stock price on the date these shares were recovered. The weighted average price per share for these escrow shares was $2.06. We recorded $30.4 million and $29.6 million in restructuring and other charges in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively.

      In the first quarter of fiscal 2002, we incurred restructuring and other charges of $3.1 million related to a reduction of our workforce, elimination of certain excess leased facilities and the exit of a business line. The total restructuring and other charges included $2.0 million related to employee termination costs primarily consisting of the cost of severance packages, $493,000 to vacate two leased facilities, which included future lease payments on these leases, net of estimated sublease income, and $591,000 to exit the legal vertical market, which consisted primarily of termination fees and future lease payments for a hosting arrangement and a leased facility. In the second quarter of fiscal 2002, we further reduced our workforce and incurred $2.1 million in severance costs and $5.4 million in vacating seven leased facilities. We also retired $6.1 million in property and equipment and other assets. We recorded $7.7 million and $10.8 million in restructuring and other charges in the second quarter of fiscal 2002 and in the six months ended July 31, 2001, respectively.

      We expect that of the restructuring and other charges accrued as of July 31, 2002, severance and other exit costs will be paid by the fourth quarter of fiscal 2003. Exit costs for business line will be paid no later than May 2004 and net lease commitments on vacated facilities costs will be paid no later than February 2011.

      Asset impairment and other. In the second quarter of fiscal 2003, we performed an impairment assessment of a $500,000 strategic investment we made in a private company in April 2000. We considered the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors at the end of the second quarter of fiscal 2003, we determined that there was an impairment of $425,000 in the investment.

      In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In the six months ended July 31, 2001, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million as a result of the above two assessments, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

      Stock-based compensation. Amortization of stock-based compensation was ($301,000) and $2.2 million in the second quarter of fiscal 2003 and 2002 and ($3.9) million and $6.9 million in the six months ended July 31, 2002 and 2001, respectively. The recovery of stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002 was primarily attributed to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002, which resulted in $684,000 and $4.8 million in recovery of stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively, offset by $383,000 and $885,000 in other stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively.

      Amortization of goodwill and other intangible assets. There was no amortization of goodwill and other intangible assets in the second quarter of fiscal 2003 and in the six months ended July 31, 2002 because all goodwill and identifiable intangible assets were written off in fiscal 2002. Amortization of goodwill and identifiable intangible assets was $14.5 million and $27.3 million in the second quarter of fiscal 2002 and in the six months ended July 31, 2001, respectively, and included approximately $3.2 million and $6.5 million in amortization of developed and core technologies, respectively.

     Interest and Other Income, Net

      Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Interest income and other income (expense), net were $312,000 and $1.1 million in the second quarter of fiscal 2003 and fiscal 2002, respectively, and $432,000 and $2.1 million in the six months ended July 31, 2002 and 2001, respectively. The net decrease in absolute dollars in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 and in the six months ended July 31, 2002 from the six months ended July 31, 2001 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income.

Liquidity and Capital Resources

      Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of July 31, 2002, we had cash and cash equivalents of $18.6 million. We also had current portion of restricted cash and restricted cash in the amount of $6.2 million and $4.3 million, respectively, in the form of certain certificates of deposit securing letters of credit for various leased facilities. Relative to the amount reflected in the press release for the second quarter of fiscal 2003, current portion of restricted cash is $6.2 million higher and restricted cash is lower in the same amount due to proposed terminations of the leases in Redwood City, California and Lincolnshire, Illinois and release of letters of credit secured by certificates of deposit in connection therewith. We had borrowings under bank lines of credit of $5.0 million as of July 31, 2002. These borrowings were repaid in full in August 2002. As of July 31, 2002, we had a working capital deficit of $11.4 million, compared to a working capital of $11.0 million as of January 31, 2002. The working capital deficit as of July 31, 2002 was primarily attributed to decreases in cash and cash equivalents, net accounts receivable and an increase in accrued liabilities as a result of restructuring, offset in part by a decrease in bank borrowings from January 31, 2002. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

      Net cash used in operating activities was $12.8 million and $47.5 million in the six months ended July 31, 2002 and 2001, respectively. Net cash used in operating activities in the six months ended July 31, 2002 was primarily attributed to a net loss of $37.0 million, offset in part by an increase in accrued liabilities, non-cash restructuring charges and a decrease in net accounts receivable. Net cash used in operating activities in the six months ended July 31, 2001 was primarily attributed to a net loss of $252.5 million, offset in part by impairment charges, amortization of goodwill and intangible assets, a decrease in accounts receivable, provision for doubtful accounts receivable and restructuring charges.

      Net cash provided by investing activities was $1.5 million and $26.6 million in the six months ended July 31, 2002 and 2001, respectively. Net cash provided by investing activities in the six months ended July 31, 2002 was primarily attributed to a net release of $4.0 million in restricted cash, offset by purchases of property and equipment. Net cash provided by investing activities in the six months ended July 31, 2001 was primarily attributed to net sales and maturities of short-term investments, offset by purchases of property and equipment.

      Net cash used in financing activities was $21.8 million and $192,000 in the six months ended July 31, 2002 and 2001, respectively. Net cash used in financing activities in the six months ended July 31, 2002 was primarily attributed to the net repayment of our bank lines of credit, which were to expire according to its term in July 2002. Net cash used in financing activities in the six months ended July 31, 2001 was primarily attributed to the repurchase of treasury stock, offset in part by the proceeds from the issuance of our common stock.

      In March 2000, we entered into a lease agreement for our worldwide headquarters. The lease term commenced upon possession of the facility in August 2001 and has a term of 15 years. As part of this agreement, we are required to hold a letter of credit drawable by the lessor totaling approximately $5.9 million and $2.9 million in security deposits. In July 2002, we vacated this facility and recorded $18.8 million in proposed cash and non-cash termination costs. Our future liabilities under the Redwood City, California lease prior to the proposed termination were approximately $121.7 million. The $18.8 million in proposed termination costs for such lease include a variety of cash and non-cash items and are $611,000 higher than the amount reflected in our press release for the second quarter of fiscal 2003 as a result of negotiations since the time of the press release. We have not terminated this lease. The termination costs accrued for this lease are our best estimate based on current information. To the extent these proposed termination costs change during our negotiation process, the ultimate termination costs could vary from those included herein. We also have other noncancellable operating facility leases with various expiration dates through 2011 that required letters of credit drawable by the lessor for $4.6 million.

      In October 2001, we entered into two loan agreements with a financial institution secured generally by certain of our tangible and intangible assets and providing revolving lines of credit of up to $30.0 million, of which a $5.0 million line of credit is based on qualifying accounts receivables. Interest on each of these lines of credit accrues at the rate of 7.00% per annum. These lines of credit were to expire in July 2002 according to their terms. On July 31, 2002, we entered into an amendment to the lines of credit that, among other things, extended the maturity date to May 2003 and modified certain financial covenants. We had borrowings of $5.0 million as of July 31, 2002, which were repaid in August 2002. As of July 31, 2002, we were in compliance with all financial covenants.

      On September 9, 2002, we entered into a term loan for $5.0 million with the same financial institution and terminated the amended lines of credit described above. This term loan is secured by our tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. We are required to make quarterly payments of principal and interest on a five-year amortization schedule. This term loan has certain financial covenants, including covenants relating to cash on hand, revenue and operating expenses.

      Future minimum lease and proposed termination payment under operating leases and payments under bank lines of credit are as follows as of July 31, 2002 (in thousands):

	Operating	Bank Lines
Twelve Months Ended July 31,	Leases	of Credit	Total

2003	$19,074	$5,000	$24,074
2004	4,024	—	4,024
2005	3,358	—	3,358
2006	1,565	—	1,565
2007	1,255	—	1,255
Thereafter	3,672	—	3,672

Total payments	$32,948	$5,000	$37,948

      Lease payments above, net of estimated sublease income, relating to facilities that we vacated pursuant to the restructuring program, amounted to $15.6 million, $1.2 million, $1.2 million $900,000, and $965,000 for the twelve months ended July 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $3.4 million thereafter. We regularly review the estimates for sublease income and to the extent that these estimates change due to changes in the market, the ultimate restructuring payments could vary by material amounts. The $15.6 million for the twelve months ended July 31, 2003 included certain amounts for the cash portion of the proposed termination payments for leases in Redwood City, California and Lincolnshire, Illinois. Relative to the amounts reflected in our press release for the second quarter of fiscal 2003, the proposed termination costs included an increase of $611,000 in cash for the Redwood City, California lease and an increase of $352,000 in cash for the Lincolnshire, Illinois lease, offset by a $692,000 reversal of future lease payments, net of estimated sublease income, for the Lincolnshire, Illinois lease. We have not terminated these leases. The termination costs accrued for these leases are our best estimate based on current information. To the extent that the proposed termination costs change during our negotiation process, the ultimate termination payments could vary from those included herein. These amounts relating to restructuring were recorded in accrued liabilities and long-term restructuring accrual as of July 31, 2002. The table above includes $5.0 million in bank lines of credit repaid in August 2002 but does not include the $5.0 million future repayment of our term loan as such term loan was not entered until after the end of the second quarter of fiscal 2003.

      We have a working capital deficit of $11.4 million as of July 31, 2002. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, there is no assurance that additional financing will not be required in the future. While we significantly reduced our cash usage over the course of fiscal 2002 and in the first six months of fiscal 2003, capital is critical to our business, and our inability to raise capital in the event of ongoing losses would have a significant adverse effect on our business. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization must be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets would be reclassified as goodwill at the effective date of SFAS No. 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with SFAS No. 142. Because we have not acquired a business since June 30, 2001, and we have no goodwill or other intangible assets, there was no effect in adopting SFAS No. 141 and No. 142.

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 established a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position or the results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are evaluating this new standard but expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

      In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal

Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value only when the liability is initially incurred. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of SFAS No. 146, if any, on our financial position or results of operations.

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

      We were incorporated in January 1998 and began licensing our software in December 1998. Due to our limited operating history, it is difficult for us to predict our future operating results. We cannot forecast operating results based on our historical results because our operating history is limited and our business is changing rapidly. For example, in fiscal 2002, we introduced a major new release of our software and implemented a restructuring program. In particular, we have limited visibility into our future revenue. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

We have incurred losses throughout our operating history, and we may incur losses in the future.

      We have experienced operating losses in each quarterly and annual period since we were formed, and we may incur losses in the future. We had an accumulated deficit of $498.9 million as of July 31, 2002. We had net loss of $37.3 million and $37.0 million in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively. We had $11.4 million in working capital deficit as of July 31, 2002.

      We will need to increase our revenue to achieve and maintain profitability. Our revenue in the second quarter of fiscal 2003 decreased from both the first quarter of fiscal 2003 and the second quarter of fiscal 2002. Our license revenue also decreased in the second quarter of fiscal 2003 from both the first quarter of fiscal 2003 and the second quarter of fiscal 2002. We cannot assure you of any future revenue growth, and our revenue could further decline. Our failure to increase our revenue would seriously harm our business and operating results, and would among other things, require a continued depletion of our limited cash resources to fund operating losses.

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

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors in the future, the price of our common stock would likely decline.

We have a significant working capital deficit and are uncertain of our ability to obtain additional financing for our future needs.

      As of July 31, 2002, we had cash and cash equivalents of $18.6 million. We also had current portion of restricted cash and restricted cash in the amount of $6.2 million and $4.3 million, respectively, in the form of certain certificates of deposit securing letters of credit required for various leased facilities. Relative to the amount reflected in the press release for the second quarter of fiscal 2003, current portion of restricted cash is $6.2 million higher and restricted cash is lower in the same amount due to proposed terminations of the leases in Redwood City, California and Lincolnshire, Illinois and release of letters of credit secured by certificates of deposit in connection therewith. We also had borrowings under bank lines of credit of $5.0 million as of July 31, 2002. These borrowings were repaid in full in August 2002. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, these is no assurance that additional financing will not be required in the future. While we significantly reduced our cash usage in the course of fiscal 2002 and in the first six months of fiscal 2003, capital is critical to our business, and our inability to raise capital in the event of ongoing losses would have a material adverse effect on our business. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Our stock could be delisted from the Nasdaq Stock Market.

      In order for our common stock to continue to be quoted on the Nasdaq Stock Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, we are required to have either (i) stockholders’ equity of at least $10 million, (ii) a market capitalization of $50 million, or (iii) total assets of $50 million and total revenue of $50 million. In addition, our common stock must have a minimum bid price of $1.00 per share (if we satisfy requirement (i) above) or $3.00 per share (if we do not satisfy requirement (i) above). The bid price for our stock has closed below $1.00 per share for almost 120 days and we have a stockholder’s deficit of $8.3 million as of July 31, 2002. Our board of directors has authorized us to seek stockholder approval for a reverse stock split with an exchange ratio of 1-for-10, 1-for-15 and 1-for-20, with the final ratio to be determined by the board. This action requires the approval of our stockholders and we can provide no assurance that our stockholders will approve such action. Delisting on the Nasdaq Stock Market may, among other things, limit the liquidity and adversely affect the trading price of our stock. Because we currently do not satisfy any of requirements (i), (ii) or (iii) above, we expect that our common stock may not continue to be quoted on the Nasdaq Stock Market, even if a reverse stock split is approved.

      For listing on the Nasdaq SmallCap Market, we are required to have either (i) stockholders’ equity of $2.5 million, (ii) a market capitalization of $35 million, or (iii) net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000. In addition, our common stock must have a minimum bud price of $1.00 per share. Because we currently do not satisfy any of these requirements (i), (ii) or (iii), we expect to request an extension by Nasdaq so as to enable us to come into compliance with one of these requirements for continued listing on the Nasdaq SmallCap Market. In the event that we do not obtain this extension or are otherwise unable to promptly meet one of these requirements, we will be delisted from the Nasdaq SmallCap Market and will be required to trade on the OTC Bulletin Board, even if a reverse split is approved.

      The reverse split will not satisfy any of the other listing requirements described above, but will address Nasdaq’s minimum bid price requirement, which is a condition of continued listing on both the Nasdaq Stock Market and the Nasdaq SmallCap Market.

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

      Our cash flows are dependent upon the collection of our accounts receivable. As of July 31, 2002, our accounts receivable, net of allowance for doubtful accounts, was $6.8 million and our allowance for doubtful accounts was $1.7 million. While we significantly improved our collection of accounts receivable in fiscal 2002 and in the six months ended July 31, 2002, the failure by our customers to pay or the delay by our customers in making payments would adversely affect our cash flows, which could have a material adverse effect on our business.

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

      Implementation of our products may be difficult, costly and time-consuming. Because we are one of the first companies to offer an applications suite for services organizations, many customers will be facing these implementation issues for the first time in the context of such software. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, our losses could increase if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues, which would adversely affect our operating results.

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

      Additionally, we design our products to work with databases such as Oracle Enterprise Server and SQL Server and operating systems such as Sun Solaris, Windows 2000 and NT. Any changes to those databases or systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of databases, operating systems, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products.

International activities expose us to additional operational challenges that we might not otherwise face.

      In the second quarter of fiscal 2003, international revenue represented 31.9% of total revenue, compared to 52.3% of total revenue in the second quarter of fiscal 2002. International license revenue represented 20.9% of total license revenue in the second quarter of fiscal 2003, compared to 48.1% in the second quarter of fiscal 2002. Even with these reductions in the percentage of international revenue and international license revenue, international activities remain a significant part of our business.

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

      The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers’ in-house developers and IT departments and by a number of competitors offering products and services that vary in functionality. These include:

•	enterprise software providers such as Oracle, Peoplesoft, SAP, Siebel Systems, Microsoft, Lawson and JD Edwards;

•	providers of project management software; and

•	providers of professional services automation software.

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

      We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with:

•	consulting firms;

•	third-party hardware vendors, such as Sun; and

•	third-party software vendors, such as Actuate, Ironflare, Mainsoft, Microsoft, Oracle, Sun and Verity, whose products or technologies, such as reporting engines, application servers, operating systems, databases, and search engines, we incorporate into or integrate with our products.

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

Our recent personnel reduction may harm our business.

      In connection with our efforts to continue streamline our operations and reduce costs, we implemented a new restructuring program in the second quarter of fiscal 2003. There were significant costs associated with this personnel reduction related to severance and other employee-related costs. In addition, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may also reduce employee morale and create concern among existing employees about job security, which would lead to increased turnover. Further, this reduction in workforce may subject us to the risk of litigation. Reductions at senior levels may adversely affect management of our business.

We will continue to incur stock-based compensation expense in future periods.

      We will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value and the repricing of our stock options. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock options plans, approved the repricing of approximately 8.9 million outstanding stock options with exercise prices above $0.75. The exercise prices of all such stock options were repriced to $0.75, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our chief executive officer, executive vice president of strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price of $0.25 as of July 31, 2002, we recorded $684,000 and $4.8 million in recovery of stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively, relating to these repriced stock options, respectively. Deferred stock-based compensation relating to these repriced options decreased $1.3 million in the second quarter of fiscal 2003 and $13.4 million in the six months ended July 31, 2002, respectively. As of July 31, 2002, deferred stock-based compensation relating to these repriced options was zero, reflecting the reduced intrinsic value of unexercised repriced options and the amortization of stock compensation over the vesting periods. To the extent that our stock price increases in future periods, we will need to record additional stock-based compensation expense.

The market price for our common stock is volatile and could result in a decline in the value of your investment.

      The market price of our common stock is extremely volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variation in our quarterly operating results, including our inability to increase revenues;

•	changes in our cash flows;

•	announcements of new product or service offerings by us or our competitors;

•	announcement of new customer relationships by us or our competitors;

•	delisting from the Nasdaq Stock Market;

•	changes in market valuations of comparable companies;

•	developments in litigation in which we are involved;

•	additions to, or departures of, our executive officers; and

•	conditions and trends in the software and information technology industries.

      Further, the stock markets, particularly the Nasdaq Stock Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

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

      On August 12, 2002, we filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at us. We are seeking immediate cessation of these activities and unspecified damages. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevents Business Engine from continuing to access or attempting to access our internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. In addition, Business Engine is required to provide notice to all of its employees, customers, prospective customers and partners of the temporary restraining order and post such order on its website. The Court also granted us expedited discovery request and the parties are currently in discovery.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and market our products in North America, Europe and, to a lesser extent, the Asia-Pacific region. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 68.1% and 61.0% of our total revenue was made in U.S. dollars in the second quarter of fiscal 2003 and in the six months ended July 31, 2002, respectively. Therefore, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency. We currently do not use financial instruments to hedge operating expenses of our European and Asia-Pacific subsidiaries. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      In December 2001, Brugger Corporation, the lessor of our former headquarters, filed suit in the Superior Court of California for San Mateo County alleging that we breached the lease agreement for such facility. Brugger sought damages for breach of written lease, declaratory relief, and rescission. We had denied liability and filed a cross-complaint for various forms of affirmative relief against Brugger. In March and May 2002, Brugger’s motion to dismiss our cross-complaint was denied with respect to a majority of our claims, allowing such claims to proceed, and in April 2002, Brugger’s motion for a writ of attachment in the amount of $6.3 million was granted. We provided security in the amount of $6.3 million in the form of a bond in lieu of attachment. On July 29, 2002, we settled the litigation by moving back to our former headquarters, paying $1.8 million in settlement of claims asserted in the lawsuit, amending the lease to reduce the monthly rental rate and establishing a $1.1 million letter of credit under the lease. In exchange, the $6.3 million bond, classified in the Company’s condensed consolidated balance sheet as of April 30, 2002 as current portion of restricted cash, was released to us.

      On August 12, 2002, we filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at us. We are seeking immediate cessation of these activities and unspecified damages. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevents Business Engine from continuing to access or attempting to access our internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. In addition, Business Engine is required to provide notice to all of its employees, customers, prospective customers and partners of the temporary restraining order and post such order on its website. The Court also granted us expedited discovery request and the parties are currently in discovery.

Item 2.     Change in Securities and Use of Proceeds

      (c) Sale of Unregistered Securities

      In May 2002, we issued 48,405 shares of our common stock to settle litigation with former employees of Proamics Corporation, a company we acquired in December 1998. These shares were valued at $0.77 per share based on our stock price on the date of their issuance. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On June 11, we filed a Registration Statement on Form S-3 (No 333-90224) to register these shares. The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2002.

Item 4.     Submission of Matter to a Vote of Security Holders

      The annual meeting of Niku Corporation was held on June 26, 2002, during which the following two proposals were voted on as follow:

Proposal I: Election of Directors

	For	Withheld

Edward F. Thompson	58,024,202	145,424
Val E. Vaden	58,030,019	139,607

Proposal II: Ratification of Independent Auditors

For	Against	Abstain

58,088,718	27,177	53,731

Item 5.     Other Information

      On August 14, 2002, our board of directors authorized us to seek stockholder approval for a reverse stock split with an exchange ratio of 1-for-10, 1-for-15 and 1-for-20, with the final ratio to be determined by the board. We are holding a Special Meeting of Stockholders on October 10, 2002 to approve the proposal.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number		Exhibit Title

3	.01(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3	.02(1)	Registrant’s Amended and Restated Bylaws.
10.19		Settlement Agreement and Mutual Release, dated July 29, 2002, by and between Brugger Corporation and Registrant.
10.20		Amendment to Lease, dated July 29, 2002, dated July 29, 2002, by and between Brugger Corporation and Registrant.
10.21		First Amendment to Loan Documents, dated July 31, 2002, by and between Mid Peninsula Bank and Registrant.
10.22		Business Loan Agreement, Commercial Security Agreement and Promissory Note dated September 9, 2002, by and between Mid Peninsula Bank and Registrant.
99.10		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.20		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.30		Certification Pursuant to Section 240.13a-14 and Section 240.15d-14 of Title 17, Chapter II, of the Code of Federal Regulations, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.40		Certification Pursuant to Section 240.13a-14 and Section 240.15d-14 of Title 17, Chapter II, of the Code of Federal Regulations, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

      (b) Reports on Form 8-K

      On July 12, 2002, we filed a current report on 8-K regarding the vacating of our headquarters at 350 Convention Way, Redwood City and certain other leases.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION

Date: September 12, 2002

By:	/s/ FARZAD DIBACHI

Farzad Dibachi
Chief Executive Officer

By:	/s/ JOSHUA PICKUS

Joshua Pickus
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

10.19	Settlement Agreement and Mutual Release, dated July 29, 2002, by and between Brugger Corporation and Registrant.
10.20	Amendment to Lease, dated July 29, 2002, dated July 29, 2002, by and between Brugger Corporation and Registrant.
10.21	First Amendment to Loan Documents, dated July 31, 2002, by and between Mid Peninsula Bank and Registrant.
10.22	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated September 9, 2002, by and between Mid Peninsula Bank and Registrant.
99.10	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.20	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.30	Certification Pursuant to Section 240.13a-14 and Section 240.15d-14 of Title 17, Chapter II, of the Code of Federal Regulations, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.40	Certification Pursuant to Section 240.13a-14 and Section 240.15d-14 of Title 17, Chapter II, of the Code of Federal Regulations, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.