Form 10-Q
period 2002-10-31
NIKU CORP
filed 2002-12-13
CIK 1076641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

or

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

8,762,492 shares of common stock as of November 30, 2002

NIKU CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2002	2002

	(In thousands)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,078	$51,585
Current portion of restricted cash	6,178	4,665

Total cash, cash equivalents and current portion of restricted cash	23,256	56,250
Accounts receivable, net	5,322	12,797
Prepaid expenses and other current assets	1,832	5,241

Total current assets	30,410	74,288
Restricted cash	1,314	9,822
Property and equipment, net	2,891	13,196
Deposits and other assets	1,173	4,269

Total assets	$35,788	$101,575

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,714	$3,279
Accrued liabilities	6,629	16,577
Accrued restructuring	15,948	5,240
Bank borrowings and other short-term obligations	1,067	27,261
Deferred revenue	7,622	10,903

Total current liabilities	33,980	63,260
Long-term restructuring accrual	6,903	6,758
Long-term portion of bank borrowings	4,000	—

Total liabilities	44,883	70,018
Stockholders’ (deficit) equity	(9,095)	31,557

Total liabilities and stockholders’ (deficit) equity	$35,788	$101,575

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

	(In thousands, except per share data)

	(Unaudited)
Revenue:
License	$4,857	$6,239	$14,509	$21,322
Services	6,917	8,237	21,886	27,864

Total revenue	11,774	14,476	36,395	49,186

Cost of revenue:
License	179	252	798	1,326
Services (exclusive of stock-based compensation of $2 and $77 for the three months ended October 31, 2002 and 2001 and $(289) and $681 for the nine months ended October 31, 2002 and 2001, respectively)	2,871	4,588	10,154	20,716
Impairment of licensed technology	—	2,597	—	9,386

Total cost of revenue	3,050	7,437	10,952	31,428

Gross profit	8,724	7,039	25,443	17,758

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $54 and $587 for the three months ended October 31, 2002 and 2001 and $(1,787) and $3,844 for the nine months ended October 31, 2002 and 2001, respectively)	3,438	12,308	18,999	61,893
Research and development (exclusive of stock-based compensation of $46 and $173 for the three months ended October 31, 2002 and 2001 and $(1,552) and $1,768 for the nine months ended October 31, 2002 and 2001, respectively)	1,967	8,963	9,989	30,537
General and administrative (exclusive of stock-based compensation of $63 and $297 for the three months ended October 31, 2002 and 2001 and $(154) and $1,714 for the nine months ended October 31, 2002 and 2001, respectively)	2,232	3,126	6,770	13,276
Restructuring and other	7,469	4,138	37,036	14,979
Stock-based compensation	165	1,134	(3,782)	8,007
Asset impairment and other	75	—	500	138,923
Amortization of goodwill and other intangible assets	—	—	—	27,333

Total operating expenses	15,346	29,669	69,512	294,948

Operating loss	(6,622)	(22,630)	(44,069)	(277,190)
Interest and other income, net	184	395	616	2,465

Net loss	$(6,438)	$(22,235)	$(43,453)	$(274,725)

Basic and diluted net loss per share	$(0.88)	$(3.01)	$(5.89)	$(36.70)

Shares used in computing basic and diluted net loss per share	7,312	7,375	7,380	7,486

Comprehensive loss:
Net loss	$(6,438)	$(22,235)	$(43,453)	$(274,725)
Foreign currency translation adjustments	(46)	(49)	72	(193)
Unrealized gain (loss) on short-term investments	—	(40)	—	(26)

Comprehensive loss	$(6,484)	$(22,324)	$(43,381)	$(274,944)

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,

	2002	2001

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(43,453)	$(274,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,994	4,142
Impairment of licensed technology	—	8,536
Restructuring and other	15,294	9,188
Asset impairment and other	500	138,923
Amortization of goodwill and other intangible assets	—	27,333
Stock-based compensation	(3,782)	8,007
Provision for doubtful accounts receivable	(72)	9,275
Forgiveness of notes receivable from stockholder	116	248
Interest on notes receivable from stockholders	(46)	94
Changes in operating assets and liabilities:
Accounts receivable	7,512	20,744
Prepaid expenses and other current assets	3,225	1,490
Deposits and other assets	329	512
Accounts payable	(565)	(3,446)
Accrued liabilities	(7,730)	(4,806)
Accrued restructuring	11,777	(935)
Deferred revenue	(3,281)	(8,800)

Net cash used in operating activities	(17,182)	(64,220)

Cash flows from investing activities:
Purchases of property and equipment	(2,480)	(13,208)
Releases (purchases) of investments for restricted cash, net	6,934	(14,487)
Sales and maturities of short-term investments, net	—	45,193

Net cash provided by investing activities	4,454	17,498

Cash flows from financing activities:
Issuance of common stock	392	1,626
Repurchase of common stock	—	(3,586)
Proceeds (repayment) from bank line of credit, net	(27,000)	1,000
Proceeds from bank term loan	5,000	—
Repayment of debt and capital lease obligations	(194)	(350)

Net cash used in financing activities	(21,802)	(1,310)

Net decrease in cash and cash equivalents	(34,530)	(48,032)
Effect of exchange rate changes	23	(193)
Cash and cash equivalents, beginning of period	51,585	108,160

Cash and cash equivalents, end of period	$17,078	$59,935

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$48	$165

Noncash investing and financing activities:
Reversal of deferred stock-based compensation	$19,263	$—

Repurchases of common stock in settlement of notes receivable from stockholders	$675	$2,886

Write-off of property and equipment to goodwill	$—	$1,858

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

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

      Prior to fiscal 2003, the Company had a fiscal year that ended on the Saturday preceding January 31 and fiscal quarters that ended on the Saturday preceding the last day of the third month of the quarter. In the first quarter of fiscal 2003, the Company changed its fiscal calendar to a calendar month end for all periods so the third quarter of fiscal 2003 ended on October 31, 2002. For presentation purposes, the condensed consolidated financial statements and notes for the nine months ended October 31, 2001 and the third quarter of fiscal 2002 refer to that period’s calendar month end.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, depreciation and amortization, sales returns, taxes, impairment, restructuring, accrued liabilities and contingencies. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Other Assets

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 established a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in the nine months ended October 31, 2002 did not have a material impact on the Company’s financial position or results of operations.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

      On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and loss per share amounts have been restated within this Form 10-Q to reflect the reverse stock split. See Note 11 — Subsequent Events.

2.     Reimbursement for Out of Pocket Expenses Incurred

      In November 2001, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, which requires the Company to report reimbursements of out of pocket expenses as revenue and the corresponding expenses incurred as cost of revenue within the condensed consolidated statements of operations. The Company adopted EITF No. 01-14 in the first quarter of fiscal 2003 and reclassified reimbursable expenses into services revenue with a corresponding increase in cost of services revenue. The impact of the reclassification was to increase services revenue and cost of services revenue by $366,000 and $364,000 in the three months ended October 31, 2002 and 2001, respectively, and $901,000 and $1,301,000 in the nine months ended October 31, 2002 and 2001, respectively.

3.     Repricing of Stock Options

      On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by the Company’s former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. The Company accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of October 31, 2002, the Company recorded zero and $4.8 million in recovery of previously recognized stock-based compensation relating to these repriced stock options in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively, offset by $165,000 and $1.0 million in other stock-based compensation in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively. As of October 31, 2002, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of October 31, 2002.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Restructuring and Other

      In the third quarter of fiscal 2003, the Company continued its restructuring program and reduced its workforce by approximately 40 employees. This action affected all functional groups of the Company. The Company recorded $2.2 million in severance costs, of which $1.0 million related to the severance and related charges for the Company’s former chief executive officer and former executive vice president of planning and strategy. The Company also retired $1.5 million in property and equipment for assets no longer in use.

      The Company also vacated and terminated leases for certain facilities, including the termination of a major lease in Redwood City, California. The Company recorded $3.3 million in net lease commitment costs on vacated leases in the third quarter of fiscal 2003, of which $995,000 related to additional cash consideration for the termination of the Redwood City lease beyond that previously recorded, $2.0 million related to an increase in valuation beyond that previously recorded for a warrant for 1,445,000 shares of common stock issued in connection with the termination of the Redwood City lease, and $247,000 related to net lease commitment costs for certain other vacated facilities. The total termination costs for the Redwood City lease amounted to $21.8 million, offset by $2.2 million for the reversal of previously recorded deferred rent. The $21.8 million in termination costs include lease termination payments of $7.4 million, the release to the landlord of cash securing a $5.9 million letter of credit classified as restricted cash, the release of a $2.9 million security deposit and $5.6 million in estimated fair value for a warrant issued for 1,445,000 shares of common stock with an exercise price of $0.001, offset by $2.2 million in previously recorded deferred rent relating to the lease. The estimated fair value of the warrant was determined using the Black-Scholes options pricing model with a contractual life of five years, risk-free interest rate of 3.67%, volatility of 150% and expected dividend of 0%. Of the total $21.8 million in termination costs, $18.8 million was accrued in the second quarter of fiscal 2003. The Company’s future commitments under the Redwood City lease prior to the termination were approximately $121.7 million.

      The Company also terminated a lease for a facility in Atlanta, Georgia for $481,000, consisting of lease termination payment of $181,000 and the release to the landlord of cash securing a $300,000 letter of credit classified as restricted cash, offset by $569,000 for the reversal of future lease payments that had been previously accrued, net of estimated sublease income, relating to the lease. The Company also terminated a lease for a facility in Bellevue, Washington for $10,000, offset by $80,000 for the reversal of future lease payments that had been previously accrued relating to the lease.

      In addition to these restructuring costs, the Company recorded $500,000 in net lease commitment costs on vacated facilities in the third quarter of fiscal 2003 related to restructuring activities in fiscal 2002 primarily due to adjustments to estimated future sublease income for certain facilities vacated in fiscal 2002. The Company also terminated a lease for a facility in Lincolnshire, Illinois for $388,000, consisting of lease termination payment of $63,000 and the release to the landlord of cash securing a $325,000 letter of credit classified as restricted cash that had been previously accrued in the second quarter of fiscal 2003. The Company’s future commitments under this lease prior to termination were approximately $692,000, net of estimated sublease income.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below represents the restructuring activities in the third quarter of fiscal 2003 (in thousands):

			Reclassifications
		Restructuring	and
		and Other	Write Offs
		Charges in	in the	Paid in the
	Accrued	Three Months	Three Months	Three Months	Accrued
	as of	Ended	Ended	Ended	as of
	July 31,	October 31,	October 31,	October 31,	October 31,
	2002	2002	2002	2002	2002

Restructuring initiated in the second and third quarter of fiscal 2003
Loss on retirement of property and equipment and other assets no longer in use	$—	$1,483	$(1,706)	$223	$—
Severance	877	2,203		(1,607)	1,473
Net lease commitment costs on vacated facilities	17,401	3,253	(5,695)	(471)	14,488
Stock-based compensation adjustment	—	(69)	69	—	—
Restructuring initiated in fiscal 2002
Severance	68	—	—	(68)	—
Net lease commitment costs on vacated facilities	9,446	500	—	(3,350)	6,596
Exit costs for business line	218	76	—	—	294
Other exit costs	7	23	—	(30)	—

	$28,017	$7,469	$(7,332)	$(5,303)	$22,851

      The Company expects that of the restructuring and other charges accrued as of October 31, 2002, severance costs will be paid by the second quarter of fiscal 2004. Exit costs for business line will be paid no later than May 2004 and net lease commitment costs on vacated facilities will be paid no later than February 2011. The adjustment for stock-based compensation relates to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program as opposed to the reversal of stock-based compensation due to a decrease in the intrinsic value of options repriced.

5.	Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase, summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock and unvested restricted stock using the treasury stock method. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive:

	October 31,

	2002	2001

	(In thousands)
Shares issuable under stock options	1,492	1,251
Shares of restricted stock subject to repurchase	—	45
Shares issuable under warrants	1,465	6

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average exercise price of anti-dilutive options outstanding as of October 31, 2002 and 2001 was $11.52 and $72.22 per share, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of October 31, 2001 was $17.75 per share. The weighted-average exercise price of warrants as of October 31, 2002 and 2001 was $0.36 and $96.79 per share.

6.	Segment Reporting

      The Company operates in a single segment: software.

      Disaggregated information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Services:
Consulting	$2,596	$2,950	$8,276	$12,346
Maintenance	4,321	5,287	13,610	15,518

	$6,917	$8,237	$21,886	$27,864

      International sales are primarily to customers in Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

United States	$7,514	$7,791	$23,176	$25,981
United Kingdom	2,102	2,386	6,416	9,925
Europe (excluding United Kingdom) and other	2,158	4,299	6,803	13,280

	$11,774	$14,476	$36,395	$49,186

      No customers individually represented more than 10% of gross accounts receivables as of October 31, 2002 and January 31, 2002, respectively. No customer represented more than 10% of total revenue in the third quarter of fiscal 2003 and 2002, respectively, nor in the nine months ended October 31, 2002 and 2001, respectively.

7.	Asset Impairment and Other

      In the first quarter of fiscal 2002, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in the Company’s product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, the Company recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, the Company performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with its acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in the Company’s stock price, which resulted in the net book value of its assets significantly exceeding its market capitalization. As a result of this assessment, the Company recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002, which reduced the fair value of

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and other intangible assets related to its acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In the nine months ended October 31, 2001, the Company recorded $138.9 million in asset impairment charges, consisting of $136.1 million as a result of the above two assessments relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that the Company no longer utilized. There were no asset impairment and other charges in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002 except for an impairment charge of the Company’s strategic equity investment described below.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, the intangible asset should be separately recognized and amortized over its estimated useful life. The Company adopted SFAS No. 142 in the nine months ended October 31, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s consolidated financial position or results of operations. To facilitate comparison with prior periods, the following table shows the Company’s results for the third quarter of fiscal 2003 and 2002 and in the nine months ended October 31, 2002 and 2001, if goodwill and other intangible assets with indefinite useful lives were not amortized for those periods (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Net loss, as reported	$(6,438)	$(22,235)	$(43,453)	$(274,725)
Adjustment:
Amortization of goodwill and other intangible assets with indefinite useful lives	—	—	—	13,082

Net loss, as adjusted	$(6,438)	$(22,235)	$(43,453)	$(261,643)

Basic and diluted net loss per share, as reported	$(0.88)	$(3.01)	$(5.89)	$(36.70)

Basic and diluted net loss per share, as adjusted	$(0.88)	$(3.01)	$(5.89)	$(34.95)

      The Company regularly performs an impairment assessment of a $500,000 strategic equity investment it made in a private company in April 2000. In performing an impairment assessment, the Company considers the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, at the end of the second quarter of fiscal 2003, the Company determined that there was an impairment of $425,000 associated with the investment and recorded such amount in asset impairment and other in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss in the second quarter of fiscal 2003. At the end of the third quarter of fiscal 2003, the Company determined that the remaining balance of $75,000 was impaired and recorded that amount in asset impairment and other in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss in the third quarter of fiscal 2003. The carrying value of the Company’s strategic equity investment was zero as of October 31, 2002.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Bank Borrowings

      On September 9, 2002, the Company entered into a term loan for $5.0 million with a financial institution. This term loan is secured by the Company’s tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. The Company is required to make quarterly payments of principal and interest on a five-year amortization schedule. The Company repaid $250,000 plus interest in December 2002. This term loan has certain financial covenants, including covenants relating to cash on hand, revenue and operating expenses. As of October 31, 2002, the Company was in compliance with all financial covenants.

9.	Notes Receivable from Stockholder

      In November 1999, the Company loaned $1,250,000 to its chief financial officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from its chief financial officer for $675,000, the fair market value of the common stock at that time, and the chief financial officer used all of this consideration to repay the equivalent principal amount of the note. In exchange for this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of the borrower, who is now the Company’s chief executive officer.

10.	Litigation

      In August 2001, various underwriters of the Company’s initial public offering (the “IPO”), the Company, as well as certain of its officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of the Company’s initial public offering in February 2000. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. By Order dated October 12, 2001, Judge Scheindlin adjourned all defendants’ time to respond to the complaints until further order of the Court. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers (and underwriters). The Court has not issued a decision on any of those motions. By Order dated October 8, 2002, Judge Scheindlin dismissed the Company’s officers and directors without prejudice. This case remains at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These actions seek compensatory damages in unspecified amounts as well as other relief.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On August 12, 2002, the Company filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at the Company. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevented Business Engine from continuing to access or attempting to access the Company’s internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. On November 27, 2002, the Company and Business Engine entered into a settlement agreement. The agreement provides for a payment to the Company of $5.0 million, an injunction against Business Engine prohibiting it from continuing to access or attempting to access the Company’s internal computer system and from using or disclosing any information or documents gained from any unauthorized access, a one year inspection procedure whereby a jointly appointed neutral expert will ensure protection of Niku intellectual property, and mutual releases.

11.	Subsequent Events

      On November 14, 2002, Joshua Pickus, the Company’s chief financial officer, succeeded Farzad Dibachi as the Company’s president and chief executive officer. The Company is conducting a search for a new chief financial officer. Mr. Pickus will remain the Company’s chief financial officer until a candidate has been selected to succeed him.

      On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. The Company’s shareholders authorized the reverse stock split at a Special Shareholders Meeting held on October 10, 2002 and the Company’s Board of Directors approved a one-for-ten reverse stock split ratio effective November 21, 2002. All information regarding common stock, stock options, warrants and loss per share amounts have been restated within this Form 10-Q to reflect the reverse stock split.

      On November 27, 2002, a warrant was exercised to purchase 1,445,000 shares of common stock issued in connection with the termination of a facility lease in Redwood City, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2002 and in our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “potential”, “strategy”, “plan” and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Factors That May Affect Future Results” herein and in our annual report on Form 10-K for the year ended January 31, 2002 and in our other filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report. We do not assume any duty to update them.

Overview

      We provide application software for service organizations in large enterprises. These organizations include the information technology, consulting, and research and development groups as well as other organizations rendering services for the enterprise. Our software enables customers to reduce costs, increase productivity and gain visibility and control over strategic initiatives. Our software allows users to collaborate, allocate resources, manage initiatives, account for activities and capture and reuse knowledge using one integrated system.

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

      Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations of ours with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. If there are sales to channel partners, they are generally recognized upon sell-through to the end-user customer. We define each of the four criteria above as follows:

      Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a license agreement with us.

      Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, revenue is recognized when these products or services are delivered.

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

      Collectibility is probable. Collectibility is evaluated on a customer-by-customer basis. A customer’s purchase order or waiver for purchase order is generally required with each arrangement. Where appropriate, new customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay, and existing customers are subject to a review of payment histories. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

      Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implemenation services is based on the objective evidence of the fair value of each element that is specific to us. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. We have analyzed and determined that we have sufficient VSOE to allocate revenue to the maintenance and support services and implementation services components of our perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. We sell our implementation services separately and have established VSOE on that basis.

      Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Our software products are fully functional upon delivery and implementation and do not require significant modifications. The customer may implement using their own resources or obtain the services of other implementation service organizations to provide these services. Therefore, our implemenation services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the implementation services is generally recognized as services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

      We have never engaged in a transaction in which we provided product licenses or services to a customer in exchange for an equity interest. We recognized no revenue under any type of reciprocal arrangements in the nine months ended October 31, 2002 or in fiscal 2002.

      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which we have been paid, (3) amounts billed to customers with extended payment terms, which amounts are not yet due, and (4) transactions in which one of the four revenue recognition criteria has not been met.

Accounts Receivable

      Accounts receivable are recorded net of allowances for doubtful accounts and totaled $5.3 million and $12.8 million as of October 31, 2002 and January 31, 2002, respectively. The allowances for doubtful accounts were $1.2 million and $3.0 million as of October 31, 2002 and January 31, 2002, respectively. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

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

      In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists, which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price, which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In the nine months ended October 31, 2001, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million as a result of the above two assessments relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized. There were no asset impairment and other charges in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002 except for an impairment charge of our strategic equity investment described below.

      We regularly perform an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, at the end of the second quarter of fiscal 2003, we determined that there was an impairment of $425,000 associated with the investment. At the end of the third quarter of fiscal 2003, we determined that the remaining balance of $75,000 was impaired. The carrying value of our strategic equity investment was zero as of October 31, 2002.

Restructuring Reserves for Vacated Leased Facilities

      We have recorded significant restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We regularly review these estimates and to the extent that these estimates change due to changes in market conditions, the ultimate restructuring expenses for vacated leases could vary by material amounts.

      Future lease payments, net of estimated sublease income, relating to facilities that we vacated or terminated (but had not yet paid as of October 31, 2002) pursuant to our restructuring program, amounted to $14.3 million, $259,000, $1.1 million, $1.0 million and $1.0 million for the twelve months ending October 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $3.5 million thereafter. The $14.3 million net lease payments for the twelve months ending October 31, 2003 include $7.4 million in cash payments and cash securing a $5.9 million letter of credit relating to the termination of a major lease in Redwood City, California. Of the $7.4 million in cash payments, we paid $5.6 million to the landlord of the Redwood City lease in November 2002 and expect to pay the balance in February 2003. The full amount of the cash securing the letter of credit, reflected as current restricted cash as of October 31, 2002, was also released to the landlord in November 2002.

Reverse Stock Split

      On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. Our shareholders authorized the reverse stock split at a Special Shareholders Meeting held on October 10, 2002 and our Board of Directors approved the one-for-ten reverse stock split ratio effective November 21, 2002. All information regarding common stock, stock options, warrants and loss per share amounts have been restated within this Form 10-Q to reflect the reverse stock split.

Repricing of Stock Options

      On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of October 31, 2002, we recorded zero and $4.8 million in recovery of previously recognized stock-based compensation relating to these repriced stock options in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively, offset by $165,000 and $1.0 million in other stock-based compensation in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively. As of October 31, 2002, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of October 31, 2002.

Pro Forma Financial Results

      We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We also disclose and discuss certain pro forma financial information in the quarterly and annual financial results press release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation, restructuring and other charges, impairment charges and amortization of goodwill and other intangible assets. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the US GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read the portions of our quarterly and annual financial results press releases which compare US GAAP financial information with the pro forma financial results, and include a reconciliation of the US GAAP and pro forma financial information.

Results of Operations

      The following table sets forth certain items in our condensed consolidated statements of operations for the three months and nine months ended October 31, 2002 and 2001 expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenue:
License	41.3%	43.1%	39.9%	43.3%
Services	58.7	56.9	60.1	56.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.5	1.7	2.2	2.7
Services	24.4	31.7	27.9	42.1
Impairment of licensed technology	—	18.0	—	19.1

Total cost of revenue	25.9	51.4	30.1	63.9

Gross profit	74.1	48.6	69.9	36.1

Operating expenses:
Sales and marketing	29.2	85.0	52.2	125.8
Research and development	16.7	61.9	27.4	62.1
General and administrative	19.0	21.6	18.6	27.0
Restructuring and other	63.4	28.6	101.8	30.5
Stock-based compensation	1.4	7.8	(10.4)	16.3
Asset impairment and other	0.6	—	1.4	282.4
Amortization of goodwill and other intangible assets	—	—	—	55.6

Total operating expenses	130.3	204.9	191.0	599.7

Operating loss	(56.2)	(156.3)	(121.1)	(563.6)
Interest and other income, net	1.5	2.7	1.7	5.1

Net loss	(54.7)%	(153.6)%	(119.4)%	(558.5)%

Comparison of Three and Nine Months Ended October 31, 2002 and 2001

Revenue

      License. License revenue consists of revenue from licenses of our software products. License revenue was $4.9 million and $6.2 million in the third quarter of fiscal 2003 and 2002, respectively, decreasing 22.2%. License revenue was $14.5 million and $21.3 million in the nine months ended October 31, 2002 and 2001, respectively, decreasing 32.0%. The decrease in license revenue in absolute dollars in each period was primarily attributable to a slowdown in corporate information technology spending.

      Services. Services revenue consists of revenue from implementation services and maintenance and support contracts. Services revenue from implementation services was $2.6 million and $3.0 million in the third quarter of fiscal 2003 and 2002, respectively, decreasing 12.0%. Services revenue from implementation services was $8.3 million and $12.3 million in the nine months ended October 31, 2002 and 2001, respectively, decreasing 33.0%. The decrease in services revenue in each period from implementation services in absolute dollars was primarily attributable to a decrease in license revenue and a decrease in the size of the implementation services organization pursuant to the restructuring programs we effected. Services revenue from maintenance and support contracts was $4.3 million and $5.3 million in the third quarter of fiscal 2003 and 2002, respectively, decreasing 18.3%. Services revenue from maintenance and support contracts was $13.6 million and $15.5 million in the nine months ended October 31, 2002 and 2001, respectively, decreasing 12.3%. The decrease in services revenue in each period from maintenance and support contracts in absolute dollars was primarily attributed to a decrease in the number of supported users for maintenance renewals and a decrease in amortization of deferred maintenance revenue we assumed from the ABT acquisition in August 2000.

Cost of Revenue

      Cost of license revenue. Cost of license revenue includes royalties due to third parties, product packaging, documentation and shipping costs. Cost of license revenue was $179,000 and $252,000 in the third quarter of fiscal 2003 and 2002, respectively, representing 3.7% and 4.0% of license revenue in the respective periods. Cost of license revenue was $798,000 and $1.3 million in the nine months ended October 31, 2002 and 2001, respectively, representing 5.5% and 6.2% of license revenue in the respective periods. The decrease in cost of license revenue in each period in absolute dollars was primarily attributable to a decline in license revenue and the introduction of Niku 6, which requires lower royalty payments to third parties than certain prior products.

      Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $2.9 million and $4.6 million in the third quarter of fiscal 2003 and 2002, respectively, representing 41.5% and 55.7% of services revenue in the respective periods. Cost of services revenue was $10.2 million and $20.7 million in the nine months ended October 31, 2002 and 2001, respectively, representing 46.4% and 74.3% of services revenue in the respective periods. The decrease in cost of services revenue in absolute dollars in the third quarter of fiscal 2003 from the third quarter of 2002 was primarily attributable to a $902,000 reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions, and a $467,000 decrease in facilities allocation as a result of facility leases we vacated pursuant to our restructuring programs. The decrease in cost of services revenue in the nine months ended October 31, 2002 from the nine months ended October 31, 2001 was primarily attributable to a $5.5 million reduction in salaries, benefits and other employee costs resulting from reductions in headcount and salary reductions, and a $1.6 million reduction in costs for third parties contracted to implement our products.

      Impairment of licensed technology. There was no impairment of licensed technology in the third quarter of fiscal 2003 and the nine months ended October 31, 2002. In the first quarter of fiscal 2002, we determined that the carrying value of certain prepaid royalties for the right to third party licensed technology would not be realized. We recorded $9.4 million in impairment of licensed technology, including $8.5 million from prepaid royalties and $850,000 from royalties paid in fiscal 2002. In each case we determined that the third-party technologies would not be included in our products at all or to the extent required under the applicable contracts due to a change in our product plan.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, advertising and bad debt expense. Sales and marketing expenses were $3.4 million and $12.3 million in the third quarter of fiscal 2003 and 2002, respectively, representing 29.2% and 85.0% of total revenue in the respective periods. Sales and marketing expenses were $19.0 million and $61.9 million in the nine months ended October 31, 2002 and 2001, respectively, representing 52.2% and 125.8% of total revenue in the respective periods. The decrease in sales and marketing expenses in absolute dollars in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 was primarily attributable to a $3.9 million reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring programs we implemented, a decrease of $1.6 million in facilities allocation as a result of facility leases we vacated pursuant to our restructuring program, a decrease of $1.1 million in bad debt expense and a decrease of $699,000 in commissions and bonuses. The decrease in sales and marketing expenses in absolute dollars in the nine months ended October 31, 2002 from the nine months ended October 31, 2001 was primarily attributable to a $15.7 million reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions, a decrease of $9.3 million in bad debt expense, a decrease of $5.5 million in commissions and bonuses, a decrease of $3.5 million in advertising, a decrease of $2.5 million in travel and a decrease of $2.5 million in facilities allocation as a result of facility leases we vacated pursuant to our restructuring program.

      Research and development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $2.0 million and $9.0 million in the third quarter of fiscal 2003 and 2002, respectively, representing 16.7% and 61.9% of total revenue in the respective periods. Research and development expenses were $10.0 million and $30.5 million in the nine months ended October 31, 2002 and 2001, respectively, representing 27.4% and 62.1% of total revenue in the respective periods. The decrease in research and development expenses in absolute dollars in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 was primarily attributable to a $3.7 million reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring programs we implemented, a $2.5 million decrease in facilities allocation as a result of facility leases we vacated pursuant to our restructuring program and a decrease of $607,000 in outside services primarily related to third-party development services. The decrease in research and development expenses in absolute dollars in the nine months ended October 31, 2002 from the nine months ended October 31, 2001 was primarily attributable to a $12.7 million reduction in salaries, benefits and other employee related costs resulting from reductions in headcount and salary reductions, a $4.8 million decrease in facilities allocation as a result of facility leases we vacated pursuant to our restructuring program and a decrease of $2.5 million in outside services primarily related to third-party development services.

      General and administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal employees, as well as professional services fees. General and administrative expenses were $2.2 million and $3.1 million in the third quarter of fiscal 2003 and 2002, respectively, representing 19.0% and 21.6% of total revenue in the respective periods. General and administrative expenses were $6.8 million and $13.3 million in the nine months ended October 31, 2002 and 2001, respectively, representing 18.6% and 27.0% of total revenue in the respective periods. The decrease in general and administrative expenses in absolute dollars in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 was primarily attributable to a reduction of $867,000 in salaries, benefits and other employee costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring programs we implemented. The decrease in general and administrative expenses in absolute dollars in the nine months ended October 31, 2002 from the nine months ended October 31, 2001 was primarily attributable to a $5.0 million reduction in salaries, benefits and other employee costs resulting from reductions of headcount and salary reductions, a decrease of $1.5 million in professional services and a decrease of $1.1 million in bonuses. Our legal costs were higher in the third quarter of fiscal 2003, compared to the third quarter of fiscal 2002, as a result of our litigation with Business Engine Corporation (See Note 10).

      Restructuring and other. We recorded $7.5 million and $37.0 million in restructuring and other charges in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002, respectively.

Third quarter of fiscal 2003

      In the third quarter of fiscal 2003, we continued our restructuring program and reduced our workforce by approximately 40 employees. This action affected all of our functional groups. We recorded $2.2 million in severance costs, of which $1.0 million related to the severance and related charges for our former chief executive officer and former executive vice president of planning and strategy. We also retired $1.5 million in property and equipment for assets no longer in use.

      We also vacated and terminated leases for certain facilities, including the termination of a major lease in Redwood City, California. We recorded $3.3 million in net lease commitment costs on vacated leases in the third quarter of fiscal 2003, of which $995,000 related to additional cash consideration for the termination of the Redwood City lease beyond that previously recorded, $2.0 million related to an increase in valuation beyond that previously recorded for a warrant for 1,445,000 shares of common stock issued in connection with the termination of the Redwood City lease, and $247,000 related to net lease commitment costs for certain other vacated facilities. The total termination costs for the Redwood City lease amounted to $21.8 million, offset by $2.2 million for the reversal of previously recorded deferred rent. The $21.8 million in termination costs include lease termination payments of $7.4 million, the release to the landlord of cash securing a $5.9 million letter of credit classified as restricted cash, the release of a $2.9 million security deposit and $5.6 million in estimated fair value for a warrant issued for 1,445,000 shares of common stock with an exercise price of $0.001, offset by $2.2 million in previously recorded deferred rent relating to the lease. The estimated fair value of the warrant was determined using the Black-Scholes options pricing model with a contractual life of five years, risk-free interest rate of 3.67%, volatility of 150% and expected dividend of 0%. Of the total $21.8 million in termination costs, $18.8 million was accrued in the second quarter of fiscal 2003. Our future commitments under the Redwood City lease prior to the termination were approximately $121.7 million.

      We also terminated a lease for a facility in Atlanta, Georgia for $481,000, consisting of lease termination payment of $181,000 and the release to the landlord of cash securing a $300,000 letter of credit classified as restricted cash, offset by $569,000 for the reversal of future lease payments that had been previously accrued, net of estimated sublease income, relating to the lease. We also terminated a lease for a facility in Bellevue, Washington for $10,000, offset by $80,000 for the reversal of future lease payments that had been previously accrued relating to the lease.

      In addition to these restructuring costs, we recorded $500,000 in net lease commitment costs on vacated facilities in the third quarter of fiscal 2003 related to restructuring activities in fiscal 2002 primarily due to adjustments to estimated future sublease income for certain facilities vacated in fiscal 2002. We also terminated a lease for a facility in Lincolnshire, Illinois for $388,000, consisting of lease termination payment of $63,000 and the release to the landlord of cash securing a $325,000 letter of credit classified as restricted cash that had been previously accrued in the second quarter of fiscal 2003. Our future commitments under this lease prior to termination were approximately $692,000, net of estimated sublease income.

      We expect that of the restructuring and other charges accrued as of October 31, 2002, severance costs will be paid by the second quarter of fiscal 2004. Exit costs for business line will be paid no later than May 2004 and net lease commitment costs on vacated facilities will be paid no later than February 2011. The adjustment for stock-based compensation relates to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

Second quarter of fiscal 2003

      In the second quarter of fiscal 2003, we reduced our workforce by approximately 72 employees. These headcount reductions affected all of our functional groups. We also vacated certain facilities, moved back to our former headquarters, which we had previously vacated in August 2001, and engaged in negotiations to terminate the lease for a major facility in Redwood City, California. The $18.9 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 includes $18.8 million in cash and non-cash costs related to the proposed termination costs for the lease in Redwood City, California and $2.3 million in net lease commitments for certain other facilities that we vacated and leases we terminated, offset by $2.2 million of previously accrued deferred rent under such leases. Our future commitments under the Redwood City, California lease prior to the proposed termination were approximately $121.7 million. The $18.8 million in proposed termination costs for the Redwood City lease included a variety of cash and non-cash items.

      During the second quarter of fiscal 2003, we also terminated a lease for a facility in Danville, California. Our future liabilities under this lease prior to termination approximated $2.7 million. The consideration for this termination included the release to the landlord of a $534,000 security deposit, a lease termination payment of $216,000 and $42,000 in fair value for warrants to purchase 15,000 shares of common stock at an exercise price of $0.10 per share.

      We retired $7.1 million in property and equipment in connection with vacating certain facilities. We also terminated an equipment lease and purchased the leased assets for $2.0 million. Our future liabilities under this equipment lease prior to termination, excluding the purchase costs, approximated $380,000. Of the $2.0 million in purchase price, $1.1 million was written off as a restructuring cost due to equipment no longer in use as a result of restructuring.

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

First quarter of fiscal 2003

      In the first quarter of fiscal 2003, we recorded a credit of $838,000 in restructuring and other charges primarily related to the value of 39,052 shares of our common stock recovered from escrow accounts in which such shares had been placed in conjunction with acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. We valued these escrow shares based on our stock price on the date these shares were recovered. The weighted average price per share for these escrow shares was $20.60.

Third, second and first quarter of fiscal 2002

      We recorded $4.1 million and $15.0 million in restructuring and other charges in the third quarter of fiscal 2002 and in the nine months ended October 31, 2001, respectively.

      In the third quarter of fiscal 2002, we reduced our workforce by approximately 45 employees and incurred $512,000 in severance and also retired $3.3 million in property and equipment and other assets that do not benefit activities of our on-going operations.

      In the second quarter of fiscal 2002, we reduced our workforce by approximately 150 employees and incurred $2.1 million in severance costs and $5.4 million in vacating seven leased facilities. We also retired $6.1 million in property and equipment and other assets.

      In the first quarter of fiscal 2002, we incurred restructuring and other charges of $3.1 million related to a reduction of our workforce of approximately 260 employees, elimination of certain excess leased facilities and the exit of a business line. The total restructuring and other charges included $2.0 million related to employee termination costs primarily consisting of the cost of severance packages, $493,000 to vacate two leased facilities, which included future lease payments on these leases, net of estimated sublease income, and $591,000 to exit the legal vertical market, which consisted primarily of termination fees and future lease payments for a hosting arrangement and a leased facility.

      Asset impairment and other. We regularly perform an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors at the end of the second quarter of fiscal 2003, we determined that there was an impairment of $425,000 associated with the investment. At the end of the third quarter of fiscal 2003, we determined that the remaining balance of $75,000 was impaired. The carrying value of our strategic equity investment was zero as of October 31, 2002.

      In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price, which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002, which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In the nine months ended October 31, 2001, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million as a result of the above two assessments relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized. There were no asset impairment and other charges in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002 except for an impairment charge of our strategic equity investment described above.

      Stock-based compensation. Amortization of stock-based compensation was $165,000 and $1.1 million in the third quarter of fiscal 2003 and 2002 and ($3.8) million and $8.0 million in the nine months ended October 31, 2002 and 2001, respectively. Stock-based compensation (recovery) in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002 was primarily attributed to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002, which resulted in zero and $4.8 million in recovery of stock-based compensation in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively, offset by $165,000 and $1.0 million in other stock-based compensation in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002, respectively.

      Amortization of goodwill and other intangible assets. There was no amortization of goodwill and other intangible assets in the third quarter of fiscal 2003 and 2002 or the nine months ended October 31, 2002 because all goodwill and identifiable intangible assets were written off in fiscal 2002. Amortization of goodwill and identifiable intangible assets was $27.3 million in the nine months ended October 31, 2001 and included $6.5 million in amortization of developed and core technologies.

Interest and Other Income, Net

      Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Interest income and other income (expense), net were $184,000 and $395,000 in the third quarter of fiscal 2003 and fiscal 2002, respectively, and $616,000 and $2.5 million in the nine months ended October 31, 2002 and 2001, respectively. The net decrease in absolute dollars in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 and in the nine months ended October 31, 2002 from the nine months ended October 31, 2001 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income.

Liquidity and Capital Resources

      Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of October 31, 2002, we had cash and cash equivalents of $17.1 million. We also had current portion of restricted cash and restricted cash in the amount of $6.2 million and $1.3 million, respectively, in the form of certain certificates of deposit securing letters of credit for various leased facilities. We had bank borrowings under a term loan of $5.0 million as of October 31, 2002, of which $250,000 plus interest was repaid in December 2002. As of October 31, 2002, we had a working capital deficit of $3.6 million, compared to a working capital of $11.0 million as of January 31, 2002. The working capital deficit as of October 31, 2002 was primarily attributed to decreases in cash and cash equivalents, net accounts receivable and an increase in accrued restructuring, offset in part by decreases in bank borrowings and accrued liabilities. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

      Net cash used in operating activities was $17.2 million and $64.2 million in the nine months ended October 31, 2002 and 2001, respectively. Net cash used in operating activities in the nine months ended October 31, 2002 was primarily attributed to a net loss of $43.5 million and a decrease in accrued liabilities, offset in part by non-cash restructuring charges, an increase in accrued restructuring and a decrease in net accounts receivable. Net cash used in operating activities in the nine months ended October 31, 2001 was primarily attributed to a net loss of $274.7 million, offset in part by impairment charges, amortization of goodwill and intangible assets, a decrease in accounts receivable, provision for doubtful accounts receivable, restructuring charges and stock-based compensation.

      Net cash provided by investing activities was $4.4 million and $17.5 million in the nine months ended October 31, 2002 and 2001, respectively. Net cash provided by investing activities in the nine months ended October 31, 2002 was primarily attributed to a net release of $6.9 million in restricted cash, offset by purchases of property and equipment. Net cash provided by investing activities in the nine months ended October 31, 2001 was primarily attributed to net sales and maturities of short-term investments, offset by net purchases of investments for restricted cash for certain facility leases and purchases of property and equipment.

      Net cash used in financing activities was $21.8 million and $1.3 in the nine months ended October 31, 2002 and 2001, respectively. Net cash used in financing activities in the nine months ended October 31, 2002 was primarily attributed to the net repayment of our $27.0 million bank lines of credit, which expired according to its term in July 2002, offset by proceeds of $5.0 million from a term loan we entered in September 2002. Net cash used in financing activities in the nine months ended October 31, 2001 was primarily attributed to the repurchase of common stock, offset in part by the proceeds from the issuance of our common stock upon the exercise of stock options.

      In March 2000, we entered into a lease agreement for a major facility in Redwood City, California. The lease term commenced upon possession of the facility in August 2001 and had a term of 15 years. Prior to its termination, the agreement required us to hold a letter of credit drawable by the lessor totaling approximately $5.9 million and $2.9 million in security deposits. We vacated this facility in July 2002 and terminated the lease on October 31, 2002. The total termination costs amounted to $21.8 million, offset by $2.2 million for the reversal of previously recorded deferred rent. Our future commitments under the Redwood City lease prior to the termination were approximately $121.7 million. We also have other noncancellable operating facility leases with various expiration dates through 2009 that required letters of credit drawable by the lessor for $1.3 million.

      On September 9, 2002, we entered into a term loan for $5.0 million with a financial institution. This term loan is secured by our tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. We are required to make quarterly payments of principal and interest on a five-year amortization schedule. We repaid $250,000 plus interest in December 2002. This term loan has certain financial covenants, including covenants relating to cash on hand, revenue and operating expenses. As of October 31, 2002, we were in compliance with all financial covenants.

      Future minimum lease and termination payments under operating leases and payments under bank borrowings are as follows as of October 31, 2002 (in thousands):

	Operating	Bank
Twelve Months Ended October 31,	Leases	Borrowings	Total

2003	$17,711	$1,000	$18,711
2004	2,861	4,000	6,861
2005	2,394	—	2,394
2006	1,341	—	1,341
2007	1,274	—	1,274
Thereafter	3,707	—	3,707

Total payments	$29,288	$5,000	$34,288

      Lease payments above, net of estimated sublease income, relating to facilities that we vacated or terminated pursuant to our restructuring program, amounted to $14.3 million, $259,000, $1.1 million, $1.0 million and $1.0 million for the twelve months ended October 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $3.5 million thereafter. We regularly review the estimates for sublease income and to the extent that these estimates change due to changes in market condition, the ultimate restructuring payments could vary by material amounts. The $14.3 million restructuring payments for the twelve months ended October 31, 2003 for leases we vacated or terminated (but had not yet paid as of October 31, 2002) included $7.4 million in cash payments and cash securing a $5.9 million letter of credit relating to the termination of a major lease in Redwood City, California. Of the $7.4 million in cash payments, we paid $5.6 million to the landlord of the Redwood City lease in November 2002 and expect to pay the balance in February 2003. The full amount of the cash securing the letter of credit, reflected in current portion of restricted cash as of October 31, 2002, was also released to the landlord in November 2002. These amounts relating to restructuring were recorded in accrued restructuring and long-term restructuring accrual as of October 31, 2002.

      We have a working capital deficit of $3.6 million as of October 31, 2002. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

Factors That May Affect Future Results

      The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In the case of such an adverse effect, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

Due to our limited operating history, it is difficult to predict our future operating results.

      We were incorporated in January 1998 and began licensing our software in December 1998. Due to our limited operating history, it is difficult for us to predict our future operating results. We cannot forecast operating results based on our historical results because our operating history is limited and our business is changing rapidly. For example, in fiscal 2002, we introduced a major new release of our software and implemented a restructuring program, which continued in fiscal 2003. In particular, we have limited visibility into our future revenue. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

On a GAAP basis, we have incurred losses throughout our operating history, and we may incur losses in the future.

      On a GAAP basis, we have experienced operating losses in each quarterly and annual period since we were formed, and we may incur losses in the future. We had an accumulated deficit of $505.4 million as of October 31, 2002. On a GAAP basis, we had net loss of $6.5 million and $43.5 million in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002, respectively. We had $3.6 million in working capital deficit as of October 31, 2002.

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

      Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. Other factors that could affect our quarterly operating results include:

•	our ability to attract new customers and retain and sell additional products and services to current customers;

•	changes in the pricing of our products and services or those of our competitors;

•	the renewal or non-renewal of annual maintenance contracts to our customers;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	the announcement or introduction of new products or services by us or our competitors;

•	variability in the mix of our product and services revenue in any quarter; and

•	the amount and timing of operating expenses and capital expenditures relating to the business.

      Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors in the future, the price of our common stock would likely decline.

We have a working capital deficit and may require additional financing.

      As of October 31, 2002, we had cash and cash equivalents of $17.1 million, including bank borrowings under a term loan of $5.0 million as of October 31, 2002, of which $250,000 plus interest was repaid in December 2002. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Although we currently meet all listing requirements for the Nasdaq SmallCap Market, we must continue to meet those requirements to remain listed.

      On December 3, 2002, our common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. The Nasdaq Hearing Panel that transferred the listing determined that our common stock would continue to be listed on the Nasdaq SmallCap Market provided that we demonstrated a closing bid price of at least $1.00 for ten consecutive trading days by December 5, 2002 and a market value of listed securities of at least $35 million for ten consecutive trading days by December 20, 2002. We met both of these special Panel requirements and therefore qualify for listing on the Nasdaq SmallCap Market. In the future, we must meet the standard listing criteria for the Nasdaq SmallCap Market to maintain our listing. Those criteria include (1) a $35 million market value of listed securities or stockholders’ equity of $2.5 million or $500,000 in net income from continuing operations, (2) a $1.00 bid price, (3) 500,000 public held shares, (4) a $1 million market value of public held shares, (5) two market makers, and (6) 300 round lot shareholders. Failure to maintain compliance with any of these standards could, after applicable grace periods, result in the delisting of our common stock.

We have recently experienced several changes in our senior management team.

      In November 2002, Joshua Pickus, our chief financial officer, succeeded Farzad Dibachi as our president and chief executive officer. We are conducting a search for a new chief financial officer. Mr. Pickus will remain our chief financial officer until a candidate has been selected to succeed him. In November 2002, our executive vice president of strategy and planning, who was the wife of our former chief executive officer, also left the Company.

      Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of Mr. Pickus and other key employees. We do not have employment contracts for a defined term with our employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business.

The decline in spending on information technology has impacted demand for our products and services and may adversely affect future revenue.

      While the most recent economic indicators, including gross domestic product figures, reflect a possible turn around in economic activity from prior periods, many reports have indicated that spending by corporations in the area of information technology, the overall market in which we participate, will recover slowly if at all. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate worsens or that the global economy fails to improve or information technology spending in our market does not increase, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid increases in future losses. Even if the current decline abates, we cannot assure you that corporations will increase their information technology spending or that we will be able to maintain or improve revenue levels.

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

To date, few customers have deployed our new product on a large scale (i.e. installations over 10,000 seats), and we may experience customer dissatisfaction and lost revenue if our new product does not accommodate large-scale deployments.

      Our software products must be able to accommodate substantial increases in the number of people using them. Our new product has not been tested in large-scale customer implementations by many customers. If our customers cannot successfully implement large-scale deployments, we could lose some or all of our existing customers and be unable to obtain new customers.

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

      Additionally, we design our products to work with databases such as Oracle Enterprise Server and SQL Server and operating systems such as Sun Solaris, Windows 2000 and NT. Any changes to those databases or operating systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of databases, operating systems, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products.

International activities expose us to additional operational challenges that we might not otherwise face.

      In the third quarter of fiscal 2003, international revenue represented 36.2% of total revenue, compared to 46.2% of total revenue in the third quarter of fiscal 2002. International license revenue represented 32.4% of total license revenue in the third quarter of fiscal 2003, compared to 47.0% in the third quarter of fiscal 2002. Even with these reductions in the percentage of international revenue and international license revenue, international activities remain a significant part of our business.

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

      The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers’ in-house developers and IT departments and by a number of competitors offering products and services that vary in functionality. These include:

•	enterprise software providers such as Microsoft, Peoplesoft, SAP, Oracle, Siebel Systems, Lawson and JD Edwards;

•	providers of project management software; and

•	providers of professional services automation software.

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

      We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with:

•	consulting firms;

•	third-party hardware vendors, such as Sun; and

•	third-party software vendors, such as Actuate, HP, IBM, Ironflare, Mainsoft, Microsoft, Oracle, Pumatech, Sun and Verity, whose products or technologies, such as reporting engines, application servers, operating systems, databases, and search engines, we incorporate into or integrate with our products.

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

      We will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock and stock options below fair market value and the repricing of our stock options. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We accounted for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of October 31, 2002, we recorded zero and $4.8 million in recovery of stock-based compensation relating to these repriced stock options in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively, offset by $165,000 and $1.0 million in other stock-based compensation in the third quarter of fiscal 2003 and the nine months ended October 31, 2002, respectively. As of October 31, 2002, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of October 31, 2002. To the extent that our stock price increases in future periods, we will need to record additional stock-based compensation expense.

The market price for our common stock is volatile and could result in a decline in the value of your investment.

      The market price of our common stock is extremely volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variation in our quarterly operating results, including our inability to increase revenues;

•	changes in our cash flows;

•	announcements of new product or service offerings by us or our competitors;

•	announcement of new customer relationships by us or our competitors;

•	delisting from the Nasdaq SmallCap Market;

•	changes in market valuations of comparable companies;

•	developments in litigation in which we are involved;

•	additions to, or departures of, our executive officers; and

•	conditions and trends in the software and information technology industries.

      Further, the stock markets, particularly the Nasdaq SmallCap Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

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

      On August 12, 2002, we filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at the Company. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevented Business Engine from continuing to access or attempting to access our internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. On November 27, 2002, we entered into a settlement agreement with Business Engine. The agreement provides for a payment to us of $5.0 million, an injunction against Business Engine prohibiting it from continuing to access or attempting to access our internal computer system and from using or disclosing any information or documents gained from any unauthorized access, a one year inspection procedure whereby a jointly appointed neutral expert will ensure protection of our intellectual property, and mutual releases.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and market our products in North America and Europe. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 63.8% and 63.7% of our total revenue was made in U.S. dollars in the third quarter of fiscal 2003 and in the nine months ended October 31, 2002, respectively. Therefore, a strengthening of the dollar may make our products less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency. We currently do not use financial instruments to hedge operating expenses of our European subsidiaries. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

      Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. Due to the fixed interest rate of our indebtedness, a 5% decrease in interest rate would not have a material effect on our consolidated financial position and results of operations.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

      Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could affect such controls.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      On August 12, 2002, we filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at the Company. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevented Business Engine from continuing to access or attempting to access our internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. On November 27, 2002, we entered into a settlement agreement with Business Engine. The agreement provides for a payment to us of $5.0 million, an injunction against Business Engine prohibiting it from continuing to access or attempting to access our internal computer system and from using or disclosing any information or documents gained from any unauthorized access, a one year inspection procedure whereby a jointly appointed neutral expert will ensure protection of our intellectual property, and mutual releases.

Item 2.     Change in Securities and Use of Proceeds

(c) Sale of Unregistered Securities

      In October 2002, we issued a warrant to purchase 1,445,000 shares of our common stock with an exercise price of $0.001 in connection with the termination of a facility lease in Redwood City, California. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

Item 4.     Submission of Matter to a Vote of Security Holders

      A Special Meeting of Stockholders of ours was held on October 10, 2002 to approve a series of amendments to our amended and restated certificate of incorporation to effect a reverse stock split of our common stock. The results of the vote were as follows (adjusted for the reverse stock split):

For	Against	Abstain

5,860,114	239,449	6,436

Item 5.     Other Information

      On October 29, 2002, we appointed Joshua Pickus, our chief financial officer, and Ravi Chiruvolu, a general partner at Charter Venture Capital, to our Board of Directors.

      On November 14, 2002, Joshua Pickus, our chief financial officer, succeeded Farzad Dibachi as our president and chief executive officer. We are conducting a search for a new chief financial officer. Mr. Pickus will remain our chief financial officer until a candidate has been selected to succeed him.

      On November 21, 2002, we completed a one-for-ten reverse stock split of our outstanding common stock. Our shareholders authorized the reverse stock split at a Special Shareholders Meeting held on October 10, 2002 and our Board of Directors approved the one-for-ten reverse stock split ratio on November 13, 2002.

      On November 27, 2002, a warrant was exercised to purchase 1,445,000 shares of common stock issued in connection with the termination of a facility lease in Redwood City, California.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number	Exhibit Title

3.01(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3.02(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.
3.02(1)	Registrant’s Amended and Restated Bylaws.
4.01(3)	Warrant to Purchase Common Stock of Niku Corporation dated October 31, 2002, in favor of Limar Realty Corp. #30.
10.01(3)	Termination of Lease Agreement dated October 31, 2002, between Limar Realty Corp. #30 and Registrant.
10.02(3)	Voting Agreement dated October 31, 2002, between Limar Realty Corp. #30 and Registrant.
10.03(3)	Bill of Sale dated October 31, 2002, between Limar Realty Corp. #30 and Registrant.
10.04	Employment Agreement, dated October 18, 2002, by and between Farzad Dibachi and Registrant.
10.05	Employment Agreement, dated October 18, 2002, by and between Rhonda Dibachi and Registrant.
99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification Pursuant to Section 240.13a-14 and Section 240.15d-14 of Title 17, Chapter II, of the Code of Federal Regulations, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the current report on Form 8-K filed on November 21, 2002.

(3)	Incorporated by reference to the current report on Form 8-K filed on November 7, 2002.

      (b) Reports on Form 8-K

      On November 7, 2002, we filed a current report on Form 8-K regarding the termination of our headquarters lease at 350 Convention Way, Redwood City and various other related documents.

      On November 21, 2002, we filed a current report on Form 8-K for the one-for-ten reverse stock split effective November 21, 2002.

      On December 3, 2002, we filed a current report on Form 8-K for the transfer of the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION

By:	/s/ JOSHUA PICKUS

Joshua Pickus
Chief Executive Officer and
Chief Financial Officer

Date: December 13, 2002

EXHIBIT INDEX

Number	Exhibit Title

10.04	Employment Agreement, dated October 18, 2002, by and between Farzad Dibachi and Registrant.
10.05	Employment Agreement, dated October 18, 2002, by and between Rhonda Dibachi and Registrant.
99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification Pursuant to Section 240.13a-14 and Section 240.15d-14 of Title 17, Chapter II, of the Code of Federal Regulations, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.