Form 10-K
period 2003-01-31
NIKU CORP
filed 2003-04-15
CIK 1076641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28797

Niku Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0473454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Main Street, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 298-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,676,505 (based on the last reported sale price of $2.50 on July 31, 2002).

      The number of shares outstanding of the registrant’s common stock as of April 14, 2003 was 11,853,646.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Forward — Looking Statements

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. A word such as “expects,” “anticipates,” “intends,” “believes” or similar language identifies forward-looking statements. These forward-looking statements include, among other things, statements about the trends we see in our business and the markets in which we operate, the features, functionality and market acceptance of our products and our expectations for our future operating results and cash flows. Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Item 1: Business — Factors That May Affect Future Results” and in other document filed with the SEC under similar caption. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1.	Business

      We provide portfolio management software for large enterprises. Our principal customers within these enterprises are information technology departments, new product development groups and consulting organizations. Our software provides management and governance of projects, programs and portfolios for these customers, enabling them to achieve control and predictability in their key initiatives. Our software is based on a web services architecture and offers a broad range of functionality including project management, resource management, portfolio management, project costing and financial planning, as well as specific project-based methodologies such as Six Sigma.

      We were incorporated in January 1998. We are headquartered in Redwood City, California and conduct operations worldwide directly and through our wholly-owned subsidiaries. Unless otherwise specified, references to “Niku,” “we,” “our,” “us,” or the Company are references to Niku and its consolidated subsidiaries. We operate in one industry segment: software.

Products

      Our flagship product is Niku 6. Niku 6 manages individual projects, project and program portfolios, and related resources, linking them in a single repository with the views necessary to categorize and assess current and future projects in the context of business imperatives. Niku 6 offers functionality for project management, resource management, program management (management of project interrelationships), as well as portfolio analysis (categorization and ranking of initiatives) and process improvement (methodologies and templates for project portfolio assessment).

      Niku 6 is composed of a layer of core functionality as well as specific functional modules. Core functionality includes collaboration, workflow, knowledge management, reporting, calendaring and integration with Microsoft Outlook and Lotus Notes. Beyond the core functionality, Niku 6 is divided into a series of modules which may be licensed separately or as an integrated suite. The modules contained in Niku 6 are described below.

•	Project Management. Niku 6 helps organizations manage projects from origination to completion. In the project management module, Niku 6 provides complete functionality for planning, estimating, scheduling, time capture and analysis, as well as bi-directional integration with Microsoft Project.

•	Resource Management. Niku 6 offers capabilities to ensure that the right people are working on the right things at the right time. Included in Niku 6’s resource management module are capacity planning and demand management, as well as functionality for resource requisition, resource allocation and resource evaluation. Using this functionality, customers can view and manage resource schedules and can reserve and allocate resources in real time while tracking employee backgrounds and levels of experience in different specialties.

•	Portfolio Management. Niku 6 allows customers to manage groups of projects, to aggregate them into programs and to analyze project portfolios on a return on investment, benefits stream and balanced scorecard basis. Niku 6 also offers a customizable portfolio dashboard that simplifies risk management across the portfolio.

•	Financial Planning. Niku 6 offers project-based financial planning capabilities. Included in the financial planning module are project budgeting, forecasting and analysis functionality, as well as full support for interdepartmental and intercompany chargebacks and allocations.

•	Project Costing. Niku 6 provides project costing capabilities. The core of these capabilities is a billing and invoicing engine that accommodates multiple bill and cost rate matrices and provides flexibility in financial organizational structuring. To support the needs of global operations, the project costing module has both multilingual and multicurrency capabilities.

•	Niku Studio. Niku 6 contains an authoring environment known as Niku Studio. Using Niku Studio, customers can create custom pages, modify user interfaces and develop portlets tailored to their specific needs. Niku Studio also includes editing functionality for both menus and charts.

•	Methodology Author. Customers wishing to create or customize project-based methodologies may license the methodology author module in Niku 6. This module contains delivery templates including forms, training documents and worksheets, task and role planning capabilities and best practice creation and modification tools. In addition to these methodology authoring tools, Niku offers separate products containing specific pre-packaged methodologies such as Six Sigma.

      In addition to Niku 6, we continue to offer and support Niku Portfolio Manager, an established project management product.

Technology and Architecture

      The technology underlying Niku 6 is based upon a web services architecture. This architecture supports enterprise class scalability and security, as well as integration with other systems. Key elements of Niku 6 technology include the following:

      Three-Tier Architecture. Within Niku 6’s data tier, all of the tables and data are housed in a standard relational database geared for high performance and scalability. In the middle tier, an application server enables the java-based application to be deployed across multiple application servers to easily accommodate global deployments. The application can also be externalized through the corporate firewall to allow internet access to the application. The client tier is a web browser that provides the interface between the user and the application. The client tier also includes traditional Windows clients for specialized functions such as complex project scheduling that are more easily performed with client software.

      Web Services Standards. Niku 6 is designed to support leading web services standards. The software we use for the server computers that deliver our applications is written in the most robust version of the Java programming language, Java Two Platform Enterprise Edition (J2EE). We also support web services protocols such as extensible markup language (XML), extensible stylesheet language (XSL) and simple object access protocol (SOAP). As a result, data such as projects, human resource profiles, and financials may be shared with both up-stream and down-stream applications such as enterprise resource planning and customer relation management systems, regardless of architecture. Our support of open standards allows customers with disparate computer systems and networks to utilize our applications without the need to upgrade computer systems, software or equipment.

      Scalability. Niku 6 is designed to provide horizontal scalability. The components which make up the product can be placed on separate servers allowing customers maximum flexibility in configuring hardware infrastructure for supporting global implementations.

      Security. Niku 6 offers substantial data security. Niku 6 provides multilevel security, security enabled organizational breakdown structures (OBS), secure socket layer (SSL) support and lightweight directory access protocol (LDAP) Integration.

      Internationalization. All Niku 6 modules support dynamic language and locale switching. This means that a user can enter and view data in multiple languages and see it displayed by a locale’s date, time and currency format.

      Multi-Platform Support. Niku 6 accommodates our customers’ various vendor relationships, information technology budgets, and legacy experience. In particular, the product has been designed to support the major platforms of Sun Solaris, Windows 2000 and HP-UX along with database support for both Oracle and Microsoft SQL Server.

Customers

      Our customers include the following companies, all of whom accounted for at least $150,000 of license revenue in the year ended January 31, 2003:

3M Company	BT (British Telecom)	Openwave Systems
Affiliated Computer Services (ACS)	Cendant	Overture
Allmerica	DST	Quest Diagnostics
Banco Popular	Dynegy	Sony Pictures
Bank of America	Eastman Chemical	Standard Chartered Bank
Barclaycard	Emerson Process (Fisher Controls International)	Target
Best Buy	Equant	Toyota
Blue Cross Blue Shield	Nationwide Insurance

      No customer accounted for more than 10% of our total revenue in fiscal 2003, 2002 and 2001. See Note 15 to our consolidated financial statements for disclosure regarding our international revenue.

Research and Development

      Research and development expenses were $11.9 million, $34.9 million and $37.0 million in fiscal 2003, 2002 and 2001, respectively. In prior years, our research and development efforts focused on a large number of products. In fiscal 2003, these efforts were concentrated on Niku 6 and to a lesser extent Niku Portfolio Manager. In April 2003, we are releasing Niku 6.1, the most recent version of our Niku 6 product.

Sales and Marketing

      Sales and marketing expenses were $23.1 million, $70.9 million and $68.0 million in fiscal 2003, 2002 and 2001, respectively. We conduct our sales activities principally through our direct sales force, which includes account executives and pre-sale engineers who are organized in regions in the United States and Europe. In addition, we have a telesales organization based in Redwood City, California. In certain international markets, we offer our products indirectly through channel partners.

Services and Support

      Our professional services consultants assist in the implementation and use of our software products. Our consultants provide assistance in all aspects of the implementation process, including requirements assessment, implementation planning and design, content design and creation, data migration, systems integration, deployment and training. We offer multiple customer support options, with customer support professionals on call daily from 8 a.m. to 5 p.m. local time, Monday through Friday in the United States and in Europe. We also offer a technical account manager who can oversees all support issues and drive resolution for the customer.

Competition

      The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development and IT organizations. Competing software vendors include:

•	providers of project management, portfolio management and portfolio analysis software;

•	enterprise software providers such as JD Edwards, Lawson, Microsoft, Oracle, Peoplesoft, SAP and Siebel Systems; and

•	providers of professional services automation software.

      We do not believe that any one company has a dominant position in our particular market. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as our market continues to develop. We may not be able to compete successfully against current and future competitors.

Intellectual Property

      We regard substantial elements of our products as proprietary, and protect them by relying primarily on copyright, trade secret, patent, trademark and service mark laws and restrictions, as well as confidentiality procedures and contractual provisions.

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

      We rely to a large degree on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products. Although registration is not required to obtain protection under copyright laws, our failure to register may limit our ability to seek certain remedies available under such laws. We are currently pursuing one patent application but no patent has issued. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

      The copyright and trade secret laws, which are the principal source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available.

Employees

      As of January 31, 2003, we had a total of 203 employees, including 68 employees in sales and marketing, 61 employees in services and support, 46 employees in research and development and 28 employees in general and administrative functions. Of these, 147 employees were located in the United States and 56 employees were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      Our internet address is www.niku.com. We make available, free of charge, through our internet website copies of our annual report on Form 10-K and quarterly reports on Form 10-Q and amendments to those reports, if any, filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

      We were incorporated in January 1998 and began licensing our software in December 1998. We cannot forecast operating results based on our historical results because our operating history is limited and our business is changing rapidly. For example, in fiscal 2002, we introduced a major new release of our software and implemented a restructuring program, and in fiscal 2003 we continued our restructuring program. We have limited visibility into our future revenue, especially license revenue, which is heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

We incurred losses throughout our operating history until recently, and we may incur losses in the future.

      We reported net income under Generally Accepted Accounting Principles (GAAP) of $5.7 million in the quarter ended January 31, 2003. Without a gain of $5.0 million for proceeds from a legal settlement, the GAAP net income would have been $659,000. Prior to these results, we experienced GAAP losses for almost every quarter of our history, and we have yet to record a net income for any annual period. On a GAAP basis, we had net loss of $37.8 million in the year ended January 31, 2003. We had an accumulated deficit of $499.7 million as of January 31, 2003. Although our financial results have improved recently, no assurance can be given that these improvements will continue, and we may incur losses in the future.

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

      Our total revenue was $48.4 million in fiscal 2003, compared to $67.5 million in fiscal 2002. Our license revenue was $18.7 million in fiscal 2003, compared to $32.0 million in fiscal 2002. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions and international conflicts have contributed to a decrease in demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate worsens or that the global economy fails to improve or information technology spending in our market does not increase due international conflicts or otherwise, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid increases in future losses. Even if the current decline abates, corporations may not increase their information technology spending or we may be unable to maintain or improve revenue levels.

Our products have a long sales cycle, which makes it difficult to predict our quarterly operating results and may cause these results to vary significantly.

      The sales cycle for our products is long, typically from six to nine months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our lengthy sales cycle may cause license revenue and other operating results to vary significantly from period to period. Our products often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

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

Implementation of our products may be difficult, costly and time-consuming, and customers could become dissatisfied if the implementation requires more time, expense or personnel than expected.

      Implementation of our products may be difficult, costly and time-consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, our losses could increase if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues, which would adversely affect our operating results. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time consuming and expensive and could lead to customer dissatisfaction and increased expenses.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry.

      Rapidly changing technology and standards may impede market acceptance of our products and services. Our new products have been designed based upon currently prevailing technologies such as extensible markup language (XML), extensible stylesheet language (XSL), Java Two Platform Enterprise Edition (J2EE) and Simple Object Access Protocol (SOAP). If new technologies emerge that are incompatible with our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

      Additionally, we design our products to work with databases such as Oracle Database Server and SQL Server and server operating systems such as Sun Solaris, Windows 2000 and HP UX. Any changes to those databases or server operating systems, or increasing popularity of other databases or systems, might require us to modify our products or services and could cause us to delay releasing future products and enhancements. As a result, uncertainties related to the timing and nature of new product announcements or introductions or modifications by vendors of databases, operating systems, web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products.

International activities expose us to additional operational challenges that we might not otherwise face.

      In fiscal 2003, international revenue represented 36.5% of total revenue, compared to 47.5% of total revenue in fiscal 2002. International license revenue represented 26.6% of total license revenue in fiscal 2003, compared to 47.6% in fiscal 2002. Even with these reductions in the percentage of international revenue and international license revenue, international activities remain a significant part of our business.

      As we operate internationally, we are exposed to operational challenges that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly if we sell our products in denominations other than U.S. dollars;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;

•	tariffs, export controls and other trade barriers;

•	difficulties in collecting accounts receivable in foreign countries;

•	the burdens of complying with a wide variety of foreign laws;

•	reduced protection for intellectual property rights in some countries; and

•	the need to develop internationalized versions of our products and marketing and sales materials.

There is competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

      The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house developments and IT organizations. Competing software vendors include:

•	providers of project management, portfolio management and portfolio analysis software; and

•	enterprise software providers such as JD Edwards, Lawson, Microsoft, Oracle, Peoplesoft, SAP and Siebel Systems; and

•	providers of professional services automation software.

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

      We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with:

•	consulting firms;

•	third-party hardware vendors, such as Sun, HP and IBM; and

•	third-party software vendors, such as Actuate, HP, IBM, Ironflare, Microsoft, Oracle, Pumatech, Sun and Verity, whose products or technologies, such as reporting engines, operating systems, databases, application servers, search engines and other functionalities, we incorporate into or integrate with our products.

      We depend on these companies to implement our products for customers and provide enhanced functionality to our products. Some of these relationships are not documented in writing, or are governed by agreements that can be terminated by either party with little or no penalty or prior notice. Companies with which we have an implementation, marketing or technology relationships may promote products or services of several different companies, including, in many cases, products or services that compete with our products and services. These companies may not devote adequate resources to selling or promoting our products and services. We may not be able to maintain these relationships or enter into additional relationships in the future.

We have recently experienced a leadership transition.

      In November 2002, Joshua Pickus, our chief financial officer, succeeded Farzad Dibachi as our president and chief executive officer. In January 2003, we hired Michael Shahbazian as our new chief financial officer. In November 2002, our executive vice president of strategy and planning, who was the wife of our former chief executive officer, also resigned. Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and on our ability to retain the services of Mr. Pickus, Mr. Shahbazian and other key employees. We do not have employment contracts for a defined term with our employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business.

We have limited working capital.

      As of January 31, 2003, we had cash and cash equivalents of $16.7 million, including bank borrowings under a term loan of $4.75 million as of January 31, 2003, of which $250,000 plus interest was repaid in March 2003. In addition, in the first quarter of fiscal 2004, we completed a private placement with net proceeds to us of approximately $10.3 million. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

We may continue to incur stock-based compensation expense or gain in future periods.

      We may continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the repricing of our stock options and the issuance of stock and stock options below fair market value. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We are accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of January 31, 2003, we recorded $4.8 million in recovery of stock-based compensation recognized in fiscal 2002 relating to these repriced stock options, offset by $1.2 million in other stock-based compensation in fiscal 2003. As of January 31, 2003, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of January 31, 2003. To the extent that our stock price increases above $7.50 in future periods, we will need to record additional stock-based compensation expense.

      In October 2002, we cancelled options to purchase 55,000 shares of common stock held by our chief executive officer and immediately granted him options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.19 on January 31, 2003, we recorded $96,000 in stock-based compensation in fiscal 2003. To the extent that our stock price increases above $4.19 in future periods, we will need to record additional stock-based compensation expense.

      On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees will be given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new option exercisable for 1.15 shares for each share subject to the tendered options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old option been exercisable for 15% more shares. Our chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. To the extent that our employees exchange outstanding stock options that were repriced on November 12, 2001, our stock-based compensation related to such repriced options will be reduced or eliminated, but no assurance can be given that employees will participate in the option exchange program.

We may not be able to protect and enforce our intellectual property rights.

      We regard substantial elements of our products as proprietary and protect them by relying on copyright, trade secrets, patent, trademark and service mark laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time-consuming and expensive. We may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

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

      We rely to a large degree on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products. Although registration is not required to obtain protection under copyright laws, our failure to register may limit our ability to seek certain remedies available under such laws. We are currently pursuing one patent application but no patent has issued. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks. It is possible that no patents will issue from our current or future patent applications. Any patents that do issue may not provide us with any competitive advantages over, or may be challenged by, third parties.

      The copyright and trade secret laws, which are the principal source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available.

      On August 12, 2002, we filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at the Company. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevented Business Engine from continuing to access or attempting to access our internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. On November 27, 2002, we entered into a settlement agreement with Business Engine. The agreement provided for a payment to us of $5.0 million from Business Engine which we received in December 2002. This agreement also provided for a permanent injunction against Business Engine prohibiting it from continuing to access or attempting to access our internal computer system and from using or disclosing any information or documents gained from any unauthorized access, a one year inspection procedure whereby a jointly appointed neutral expert will ensure protection of our intellectual property, and mutual releases.

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

We must continue to meet the listing requirements for the Nasdaq SmallCap Market to remain listed.

      We must meet the continued listing criteria for the Nasdaq SmallCap Market to maintain our listing. Those criteria include (1) a $35 million market value of listed securities or stockholders’ equity of $2.5 million or $500,000 in net income from continuing operations, (2) a $1.00 bid price, (3) 500,000 public held shares, (4) a $1 million market value of public held shares, (5) two market makers, and (6) 300 round lot shareholders. Failure to maintain compliance with any of these standards could, after applicable grace periods, result in the delisting of our common stock, which would significantly limit the liquidity and trading market of our stock and could adversely affect its price.

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

      In addition, Farzad and Rhonda Dibachi, our former chief executive officer and executive vice president of strategy and planning, and Limar Realty Corp. #30, the landlord for a significant facility in Redwood City, California, whose lease we terminated in fiscal 2003, have entered into voting agreements in which they have agreed to vote as recommended by the board or in the same proportion as other votes cast on a given matter. These provisions could delay or prevent an attempt to replace or remove our management and may make it more difficult for another party to take over our company without the approval of our board.

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

Item 2.	Properties

      Our principal executive office occupies approximately 37,247 square feet in Redwood City, California under a lease that expires in June 2005. We also occupy other leased facilities in the United States and Europe under leases that expire at various times through April 2009.

      As part of our restructuring program in fiscal 2002 and 2003, we vacated various facilities and ceased to pay rent on these facilities. As a result of negotiations with the landlords, we terminated the leases for most of these facilities. We are currently seeking to sublease the remaining facilities or terminate the leases for these facilities. We may be unable to sublease these remaining facilities or terminate these leases on acceptable terms.

      We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

      In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of our initial public offering (the “IPO”), Niku, and certain of our officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of our initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters, allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of ours in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers and underwriters, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. By order dated October 8, 2002, the Court dismissed our officers and directors from the case without prejudice. In an opinion issued on February 19,

2003, the Court granted in part and denied in part the motions to dismiss. The complaints against us were not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place in relation to the issuers. We believe that the claims asserted against us in these cases are without merit and we intend to defend vigorously against them. These cases seek compensatory damages in unspecified amounts as well as other relief.

Item 4.	Submission of Matters to a Vote of Security Holders

      A Special Meeting of ours was held on April 10, 2003, during which the following two proposals were voted upon as follows:

      Proposal 1: The issuance and sale of 1,538,495 shares of common stock and warrants to purchase 192,314 shares of common stock, including the issuance of 1,117,302 shares of common stock and warrants to purchase 139,664 shares of common stock to Walden VC.

For	Against	Abstain

5,157,364	38,995	1,541,586

      Proposal 2: The issuance and sale of 29,412 shares of common stock and warrants to purchase 3,677 shares of common stock to Mr. Ravi Chiruvolu, a member of our board of directors.

For	Against	Abstain

5,148,044	48,166	1,541,735

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

      On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock.

      On December 3, 2002, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, where it is traded under the symbol “NIKU”. The table below represents the high and low closing sales prices for our common stock as reported by the Nasdaq National Market or Nasdaq SmallCap Market for each quarter in fiscal 2003 and 2002. The price per share has been adjusted to give effect to our reverse stock split.

	Price Range Per Share

	High	Low

Quarter Ended:
January 31, 2003	$7.80	$3.57
October 31, 2002	$3.90	$1.00
July 31, 2002	$11.50	$2.50
April 30, 2002	$35.70	$9.90
January 31, 2002	$29.40	$5.50
October 31, 2001	$9.00	$4.70
July 31, 2001	$27.10	$8.00
April 30, 2001	$108.10	$11.20

      Our present policy is to retain earnings, if any, to finance future growth. We have never declared or paid any cash dividends on our capital stock and have no present intention of paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

      In February 2002, we issued 40,000 shares of our common stock to founders of ABT Corporation, a company we acquired in August 2000. These shares were valued at $21.80 per share based on our stock price on the date of their issuance. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On April 9, we filed a Registration Statement on Form S-3 (No 333-85918) to register these shares. The Securities and Exchange Commission declared the Registration Statement, as amended, effective on June 4, 2002.

      In May 2002, we issued 4,841 shares of our common stock to former employees of Proamics Corporation, a company we acquired in December 1998. These shares were valued at $7.70 per share based on our stock price on the date of their issuance. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On June 11, we filed a Registration Statement on Form S-3 (No 333-90224) to register these shares. The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2002.

      In July 2002, we issued a warrant to purchase 15,000 shares of our common stock with an exercise price of $0.10 in connection with the termination of a facility lease in Danville, California. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

      In October 2002, we issued a warrant to purchase 1,445,000 shares of our common stock with an exercise price of $0.001 in connection with the termination of a facility lease in Redwood City, California. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. The warrant was exercised on November 27, 2002.

      In February 2003, we issued 1,549,735 shares of our common stock at a price of $3.35 per share and issued warrants to purchase 193,720 shares of our common stock at a price of $0.40 per warrant share in connection with the initial closing of a private placement. The aggregate offering price for the securities issued in the initial closing was $5.3 million, resulting in net proceeds of approximately $5.2 million. The warrants have an exercise price of $3.40. These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. In April 2003, we issued 1,538,495 shares of common stock at a price of $3.35 per share and warrants to purchase 192,314 shares of common stock at a price of $0.40 per warrant share in connection with the subsequent closing of the private placement. The aggregate offering price for the securities issued in the subsequent closing was $5.2 million, resulting in net proceeds of approximately $5.1 million. These warrants have an exercise price of $3.40. These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. Total net proceeds from the private placement were approximately $10.3 million.

Stockholders of Record

      At March 31, 2003, we had approximately 800 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the three years ended January 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of January 31, 2003 and 2002 are derived from our audited financial statements included in this 10-K. The consolidated statement of operations data for the year ended January 31, 2000 and 1999 and the balance sheet data as of January 31, 2001, 2000 and 1999 are derived from our audited financial statements previously filed with the SEC. Prior to fiscal 2003, we had a fiscal year that ended on the Saturday preceding January 31. In fiscal 2003, we changed our fiscal calendar to a calendar month end so fiscal 2003 ended on January 31, 2003. For presentation purposes, fiscal years prior to fiscal 2003 refers to the period’s calendar month end.

Consolidated Statement of Operations Data:

	Years Ended January 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Total revenue	$48,410	$67,466	$68,922	$8,157	$15
Cost of revenue	13,739	35,481	20,622	2,620	4
Gross profit	34,671	31,985	48,300	5,537	11
Operating loss	(43,530)	(294,014)	(141,000)	(37,036)	(3,150)
Net loss	(37,794)	(291,546)	(130,876)	(36,487)	(3,020)
Basic and diluted net loss per share	$(4.96)	$(39.20)	$(19.57)	$(56.08)	$(6.19)
Shares used in computing basic and diluted net loss per share	7,618	7,437	6,687	651	488

Consolidated Balance Sheet Data:

	January 31,

	2003	2002	2001	2000	1999

	(in thousands)
Cash, cash equivalents and short-term investments	$16,670	$51,585	$138,892	$44,515	$5,147
Current portion of restricted cash	229	4,665	—	—	—
Working capital	1,219	11,028	121,350	32,691	4,786
Restricted cash	1,108	9,822	14,487	—	—
Goodwill and other intangible assets, net	—	—	157,831	49,684	—
Total assets	30,563	101,575	393,067	112,525	6,555
Long-term accrued restructuring	6,209	6,758	—	—	—
Long-term obligations, less current portion	3,750	—	268	1,725	—
Redeemable convertible preferred stock and warrants	—	—	—	100,919	8,259
Accumulated deficit	(499,723)	(461,929)	(170,383)	(39,507)	(3,020)
Total stockholders’ equity (deficit)	(3,974)	31,557	318,393	(12,269)	(2,363)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the pro forma financial data included elsewhere in this prospectus.

Overview

      We provide portfolio management software for large enterprises. Our principal customers within these enterprises are information technology departments, new product development groups and consulting organizations. Our software provides management and governance of projects, programs and portfolios for these customers, enabling them to achieve control and predictability in their key initiatives. Our software is based on a web services architecture and offers a broad range of functionality including project management, resource management, portfolio management, project costing and financial planning, as well as specific project-based methodologies such as Six Sigma.

Critical Accounting Policies, Methods and Estimates

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

      Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations of ours with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. If there are sales to channel partners, they are recognized upon sell-through to the end-user customer. We define each of the four criteria above as follows:

      Persuasive evidence of an arrangement exists. Our customary practice is to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a license agreement with us.

      Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment or electronic delivery of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, revenue is recognized when these products or services are delivered.

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

      Collectibility is probable. Collectibility is evaluated on a customer-by-customer basis. A customer’s purchase order or waiver of purchase order is generally required with each arrangement. Where appropriate, new customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay, and existing customers are subject to a review of payment histories. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

      Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implementation services is based on the objective evidence of the fair value of each element that is specific to us. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. We have analyzed and determined that we have sufficient VSOE to allocate revenue to the maintenance and support services and implementation services components of our perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. We sell our implementation services separately and have established VSOE on that basis.

      Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Our software products are fully functional upon delivery and implementation and do not require significant modifications. The customer may implement using their own resources or obtain the services of other implementation service organizations to provide these services. Therefore, our implementation services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the implementation services is generally recognized as services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

      We have never engaged in a transaction in which we provided product licenses or services to a customer in exchange for an equity interest. We recognized no revenue under any type of reciprocal arrangements in fiscal 2003 or in fiscal 2002. Revenue recognized under reciprocal arrangements was $16.4 million in the year ended January 31, 2001, of which approximately $630,000 involved nonmonetary exchanges.

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

          Accounts Receivable

      Accounts receivable are recorded net of allowances for doubtful accounts and totaled $7.2 million and $12.8 million as of January 31, 2003 and 2002, respectively. The allowances for doubtful accounts were $1.0 million and $3.0 million as of January 31, 2003 and 2002, respectively. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

          Impairment Assessment

      We evaluate our long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period, our market capitalization relative to net book value, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available under the circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      There were no asset impairment and other charges in fiscal 2003 except for an impairment charge of a strategic equity investment made in April 2000. We have regularly performed an impairment assessment of this $500,000 investment. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors in fiscal

2003, we determined that the investment impairment was other than temporary. The carrying value of our strategic equity investment was zero at January 31, 2003.

      Asset impairment and other charges in fiscal 2002 were as follows: In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists, which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price, which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflected management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

          Restructuring Reserves for Vacated Leased Facilities

      We have recorded restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We regularly review these estimates and to the extent that these estimates change due to changes in market conditions, the ultimate restructuring expenses for vacated leases could vary by material amounts. For example, we recorded $2.4 million in net lease commitment costs on vacated leases in fiscal 2003 related to restructuring activities in fiscal 2002 primarily due to adjustments to estimated future sublease income for certain facilities vacated in fiscal 2002.

      Future lease payments, net of estimated sublease income, relating to facilities that we vacated or terminated (but had not yet paid as of January 31, 2003) pursuant to our restructuring program, amounted to $3.5 million, $609,000, $1.0 million, $928,000 and $1.3 million for the twelve months ending January 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.4 million thereafter. The $3.5 million in payments mentioned above for the twelve months ended January 31, 2004 for leases we have either vacated or terminated (but had not yet paid as of January 31, 2003) included the final $2.0 million cash payment related to the termination of a major lease in Redwood City, California. This $2.0 million was paid in February 2003.

Private Placement of Common Stock and Warrants to Purchase Common Stock

      In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per share in a connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved the issuance of the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock in connection with the subsequent closing of this private placement and we issued such common stock and warrants. Total estimated net proceeds from the private placement approximated $10.3 million. Total shares and warrants outstanding following the private placement were approximately 11,853,646 (including options exercised subsequent to January 31, 2003) and 405,617, respectively.

      The following table sets forth our capitalization as of January 31, 2003:

•	On an actual basis; and

•	On a pro forma basis to reflect the issuance of 3,088,230 shares of our common stock in connection with the private placement discussed above resulting in total net proceeds of approximately $10.3 million.

	January 31, 2003

	Actual	Pro Forma

	(in thousands, except per
	share data)
Total current assets	$25,797	$36,097
Total assets	30,563	40,863
Total current liabilities	24,578	24,578
Total liabilities	34,537	34,537
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized, actual and pro forma, as of January 31, 2003 respectively; actual, 9,380,760 issued and 8,761,076 issued and outstanding as of January 31, 2003; pro forma, 12,468,990 shares issued and 11,849,306 shares issued and outstanding as of January 31, 2003	1	1
Treasury stock, at cost: actual and pro forma, 619,684 shares as of January 31, 2003	(5,057)	(5,057)
Additional paid-in capital	500,981	511,281
Deferred stock-based compensation	(107)	(107)
Accumulated other comprehensive loss	(69)	(69)
Accumulated deficit	(499,723)	(499,723)

Total stockholders’ (deficit) equity	(3,974)	6,326

Total liabilities and stockholders’ (deficit) equity	$30,563	$40,863

      The share numbers above exclude:

•	1,496,642 shares of our common stock subject to options outstanding as of January 31, 2003 at a weighted average exercise price of $9.74 per share.

•	Warrants to purchase 19,583 shares of common stock as of January 31, 2003 at a weighted average exercise price of $27.18 per share.

•	Warrants to purchase 386,034 shares of common stock as noted above with an exercise price of $3.40 per share.

Reverse Stock Split

      On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and loss per share amounts in this annual report on Form 10-K has been restated to reflect the reverse stock split.

Repricing of Stock Options

      On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We are accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of January 31, 2003, we recorded $4.8 million in recovery of stock-based compensation recognized in fiscal 2002 relating to these repriced stock options, offset by $1.2 million in other stock-based compensation in fiscal 2003. As of January 31, 2003, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of January 31, 2003. To the extent that our stock price increases above $7.50 in future periods, we will need to record additional stock-based compensation expense.

      In October 2002, we cancelled options to purchase 55,000 shares of common stock held by our chief executive officer and granted him options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.19 on January 31, 2003, we recorded $96,000 in stock-based compensation in fiscal 2003. To the extent that our stock price increases above $4.19 in future periods, we will need to record additional stock-based compensation expense.

      On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees will be given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new option exercisable for 1.15 shares for each share subject to the tendered options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old option been exercisable for 15% more shares. Our chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. To the extent that our employees exchange outstanding stock options that were repriced on November 12, 2001, our stock-based compensation related to such repriced options will be reduced or eliminated, but no assurance can be given that employees will participate in the option exchange program.

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

Results of Operations

	Years Ended January 31,

	2003	2002	2001

Revenue:
License	38.7%	47.4%	69.1%
Services	61.3	52.6	30.9

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	2.0	2.5	4.4
Services	26.4	36.2	25.5
Impairment of licensed technology	—	13.9	—

Total cost of revenue	28.4	52.6	29.9

Gross profit	71.6	47.4	70.1

Operating expenses:
Sales and marketing	47.7	105.1	98.7
Research and development	24.6	51.7	53.7
General and administrative	17.4	22.5	19.0
Asset impairment and other	1.0	205.9	—
Amortization of goodwill and other intangible assets	—	40.5	52.2
Restructuring and other	78.3	36.1	2.8
Stock-based compensation	(7.5)	21.4	42.1
Merger related expenses	—	—	6.2

Total operating expenses	161.5	483.2	274.7

Operating loss	(89.9)	(435.8)	(204.6)
Interest income and other income (expense), net	12.2	4.2	15.2
Interest expense	(0.4)	(0.5)	(0.5)

Net loss	(78.1)%	(432.1)%	(189.9)%

Comparison of Fiscal Years Ended January 31, 2003, 2002 and 2001

Revenue

      License. License revenue consists of revenue from licenses of our software products. License revenue was $18.7 million, $32.0 million and $47.6 million in fiscal 2003, 2002 and 2001, respectively, decreasing 41.5% in fiscal 2003 from fiscal 2002 and decreasing 32.8% in fiscal 2002 from fiscal 2001. The year-over-year decrease in license revenue in absolute dollars was primarily attributable to a slowdown in corporate information technology spending.

      Services. Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services in fiscal 2003, 2002 and 2001 was $11.5 million, $14.8 million and $12.9 million, respectively, decreasing 22.7% in fiscal 2003 from fiscal 2002 and increasing 14.9% in fiscal 2002 from fiscal 2001. The decrease in services revenue from implementation services in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2002 and 2003 and a decrease in license revenue that led to a decrease in demand for implementation services. The increase in services revenue from implementation services in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase in customer implementations. Service revenue from maintenance and support contracts was $18.2 million, $20.7 million and $8.4 million in fiscal 2003, 2002 and 2001, respectively, decreasing 11.8% in fiscal 2003 from fiscal 2002 and increasing 145.6% in fiscal 2002 from fiscal 2001. The decrease in services revenue from maintenance and support in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a decrease in the number of supported users for maintenance renewals and a decrease in amortization of deferred maintenance revenue we assumed from the ABT acquisition in August 2000. The increase in services revenue from maintenance and support contracts in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributed to new maintenance contracts and maintenance renewals relating to a larger installed base.

Cost of Revenue

      Cost of license revenue. Cost of license revenue includes royalties due to third parties and product packaging, documentation and shipping costs. Cost of license revenue was $977,000, $1.7 million and $3.0 million in fiscal 2003, 2002 and 2001, respectively, representing 5.2%, 5.3% and 6.4% of total license revenue in the respective year. The decrease in cost of license revenue in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a decline in license revenue and the introduction of Niku 6 in fiscal 2002, which required lower royalties due to third parties than certain prior products. The decrease in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to a decline in license revenue that decreased royalties due to third parties.

      Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $12.8 million, $24.4 million and $17.6 million in fiscal 2003, 2002 and 2001, respectively, representing 43.0%, 68.8% and 82.5% of total services revenue in each respective year. The decrease in cost of services revenue in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002 and 2003, reduction in costs for third parties contracted to implement our products and increased efficiencies within the implementation services organization. The increase in cost of services revenue in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase in costs for third parties contracted to implement our products and increases in personnel and personnel-related expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001, offset in part by later reductions in headcount. Cost of services revenue as a percentage of total services revenue decreased in each sequential year primarily as a result of the reductions in headcount.

      Impairment of licensed technology. There was no impairment of licensed technology in fiscal 2003 or fiscal 2001. In fiscal 2002, we determined that the carrying value of certain royalties that we had prepaid for the right to third party licensed technology would not be realized. We recorded $9.4 million in impairment of licensed technology, including $8.5 million from prepaid royalties and $850,000 from royalties paid in fiscal 2002, in each case on third-party technologies which we did not include with our products to the extent required under the applicable contracts or at all due to a change in our product plan.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, advertising, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $23.1 million, $70.9 million and $68.0 million in fiscal 2003, 2002 and 2001, respectively, representing 47.7%, 105.1% and 98.7% of total revenue in each respective year. The decrease in sales and marketing expenses in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a $17.9 million reduction in salaries, benefits and other employer related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003 and a decrease of $9.0 million in bad debt expense resulting from an increase in collection rates. Sales and marketing expenses also decreased due to a $6.1 million decrease in commissions and bonuses, a $3.7 million decrease in advertising, a $2.8 million decrease in travel and a $2.7 million decrease in outside travel. The increase in sales and marketing expenses in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase of $6.6 million in bad debt expenses necessitated primarily by the deterioration in the credit of certain customer accounts caused by a significant downturn in the industries in which we sell and a contraction of the overall economy. Sales and marketing expenses in absolute dollars in fiscal 2002 also increased from fiscal 2001 due to higher salaries attributable to higher headcount in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and increases of $1.8 million in commissions and bonuses, offset in part by later reductions in headcount and a decrease of $9.7 million in advertising costs.

      Research and development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $11.9 million, $34.9 million and $37.0 million in fiscal 2003, 2002 and 2001, respectively, representing 24.6%, 51.7% and 53.7% of total revenue in each respective year. The decrease in research and development expenses in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a $17.9 million reduction in salaries, benefits and other employer related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a decrease of $6.2 million in facilities allocation and a $2.2 million decrease in outside services primarily related to third-party development services. The decrease in research and development expenses in absolute dollars in fiscal 2002 from 2001 was primarily attributable to a $2.2 million decrease in outside services, a $1.3 million decrease in travel costs relating to the development of our products and a $919,000 decrease in salaries, benefits and other employer related costs resulting from reductions in headcount, offset in part by a $2.8 million increase in facilities allocation.

      General and administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal department employees, as well as professional services fees. General and administrative expenses were $8.4 million, $15.2 million and $13.1 million in fiscal 2003, 2002 and 2001, respectively, representing 17.4%, 22.5% and 19.0% of total revenue in each respective year. The decrease in general and administrative expenses in absolute dollars in fiscal 2003 from 2002 was primarily attributable to a $5.3 million reduction in salaries, benefits and other employer related costs resulting from reductions in headcount and salary reduction effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a $7.1 million decrease in facilities expense and a $1.5 million decrease in professional services fees, offset in part by a decrease in facilities allocation to other departments. The increase in general and administrative expenses in absolute dollars in fiscal 2002 from 2001 was primarily attributable to a $1.4 million increase in salaries, benefits and other employer related costs and a $768,000 increase in bonus expenses.

      Asset impairment and other. In fiscal 2003, we performed an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors in fiscal 2003, we determined that the investment impairment was other than temporary and recorded $500,000 in asset impairment charges.

      In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, we recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we also performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

      Amortization of goodwill and other intangible assets. There was no amortization of goodwill and other intangible assets in fiscal 2003 because all goodwill and other intangibles assets were written off in fiscal 2002. Amortization of goodwill and other intangible asset was $27.3 million and $35.9 million in fiscal 2002 and 2001, respectively. Amortization of goodwill and other intangible assets included amortization of developed and core technologies of approximately $6.5 million and $10.2 million in fiscal 2002 and 2001, respectively.

      Restructuring and other. In fiscal 2003, we implemented a restructuring program and recorded the following charges:

                    Severance

      We restructured our operations and reduced our workforce by approximately 147 employees in fiscal 2003. These headcount reductions affected all of our functional groups. We recorded $3.9 million in severance costs, of which $1.0 million related to the severance and related charges for our former chief executive officer and former executive vice president of planning and strategy.

                    Loss on Retirement of Property and Equipment and Other Assets No Longer in Use

      We retired $8.6 million in property and equipment in connection with vacating certain facilities. We terminated an equipment lease and acquired the equipment for $2.0 million, of which $1.1 million was written off as a restructuring cost due to equipment no longer in use as a result of reductions in headcount.

                    Net Lease Commitment Costs on Vacated Facilities

      We also vacated certain facilities and terminated certain leases, including the lease for a significant facility in Redwood City, California. The $23.0 million in net lease commitments on vacated leases recorded in fiscal 2003 includes $21.8 million related to the termination of the Redwood City lease. The $21.8 million in termination costs include lease termination payments of $7.4 million, the release to the landlord of cash securing a $5.9 million letter of credit that was previously classified as restricted cash, the release of a $2.9 million security deposit and $5.6 million in estimated fair value for warrant issued for 1,445,000 shares of common stock with an exercise price of $0.001. We also recorded a $2.2 million credit in net lease commitment costs related to previously recorded deferred rent relating to the lease. The estimated fair value of the warrant was determined using the Black-Scholes options pricing model with a contractual life of five years, risk-free interest rate of 1.70%, volatility of 150% and expected dividend of 0%. Our future liabilities under the Redwood City lease prior to our termination were approximately $121.7 million.

      We also terminated a facility lease in Danville, California. Our future liabilities under this lease, net of estimated sublease income prior to termination, approximated $2.7 million. The termination costs included a $534,000 security deposit released to the landlord, a cash payment of $216,000 and warrants to purchase 15,000 shares of common stock with an exercise price of $0.10 and a fair value of $42,000. The value of these warrants was determined using the Black-Scholes options pricing model with an expected life of five years, risk-free interest rate of 1.70%, volatility of 150% and expected dividend of 0%. We also terminated a facility lease in Atlanta, Georgia for $481,000, consisting of lease termination payment of $181,000 and the release to the landlord of cash securing a $300,000 letter of credit that was previously classified as restricted cash. We also terminated a facility lease in Bellevue, Washington for $10,000, offset by $80,000 for the reversal of future lease payments that had been previously accrued relating to this lease.

      We ceased to pay rent on a lease in New York, New York for a facility we vacated in fiscal 2002, and the landlord has drawn upon a letter of credit of $2.6 million secured by a certificate of deposit. We also creased to pay rent on the leases for certain other smaller facilities that we have vacated. We are seeking to terminate these leases or sublease these facilities.

      In addition to above restructuring charges relating to facility leases, we recorded $2.4 million in net lease commitment costs on vacated leases in fiscal 2003 related to restructuring activities in fiscal 2002 primarily due to adjustments to estimated future sublease income for certain facilities vacated in fiscal 2002. We also terminated a facility lease in Lincolnshire, Illinois for $388,000, consisting of a lease termination payment of $63,000 and the release to the landlord of cash securing a $325,000 letter of credit that was previously classified as restricted cash. The Company’s future liabilities under this lease, net of estimated sublease income prior to termination, approximated $692,000.

                    Computer and Car Leases

      We recorded $346,000 relating to lease payments for computer equipment and car leases that are no longer being utilized as a result of the reductions in headcount.

                    Other Restructuring Charges

      We recorded a credit of $812,000 for the value of 40,518 escrow shares of our common stock recovered from escrow accounts in which such shares had been placed in conjunction with the acquisitions of ABT Corporation, bSource, Inc., Proamics Corporation and 600 Monkeys Inc. in fiscal 2001.

      We also recorded a credit of $1.2 million for the adjustment of stock-based compensation expenses related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

      We also recorded other restructuring costs related primarily to legal and administrative costs for liquidation of various foreign subsidiaries.

                    Restructuring in Fiscal 2002

      In fiscal 2002, we initiated a restructuring program. We restructured our operations and reduced our workforce by approximately 665 employees and recorded $7.5 million in severance and related charges. These reductions in workforce affected all our functional groups. We vacated 17 leased facilities and recorded $11.0 million in net lease commitment costs. We also recorded $11.8 million in loss on retirement of property and equipment and other assets, including a $1.7 million write-off of prepaid expenses associated with a consulting service arrangement due to the reduction in headcount. We recorded an additional $725,000 in other exit costs to terminate this consulting service arrangement, of which $225,000 represents the value of 300,000 shares of common stock that we issued as part of this termination agreement. We recorded $8.6 million in stock-based compensation adjustment related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

      Stock-based compensation. Amortization of stock-based compensation was $(3.6) million, $14.4 million and $29.0 million in fiscal 2003, 2002 and 2001, respectively. The recovery of stock-based compensation in fiscal 2003 was attributable to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002, which resulted in $4.8 million in recovery of stock-based compensation in fiscal 2003, offset by $1.2 million in other stock-based compensation. The decrease in amortization of stock-based compensation in fiscal 2002 from fiscal 2001 was primarily attributed to employee terminations and the effects of having applied Financial Accounting Standard Board (FASB) Interpretation No. 28, offset in part by additional $5.4 million in stock-based compensation we recorded in connection with the repricing of our stock options in the fourth quarter of fiscal 2002. Out stock-based compensation may decrease in future periods if a majority of our employees participate in the option exchange program that was recently commenced.

      Merger related expenses. Merger related expenses of $4.3 million in fiscal 2001 were incurred in conjunction with the acquisition and integration of ABT in August 2000.

Interest and Other Income, Net

      Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income and other non-operating expenses. Interest income and other income (expense), net was $5.9 million, $2.8 million and $10.5 million in fiscal 2003, 2002 and 2001, respectively. The net increase in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a $5.0 million proceeds from a legal settlement payment to us from Business Engine, offset in part by lower interest income as a result of lower invested cash balances. The net decrease in absolute dollars in fiscal 2002 from 2001 was primarily attributable to lower average invested cash and short-term investment balances, which yielded lower interest income.

      Interest expense. Interest expense was $202,000, $324,000 and $311,000 in fiscal 2003, 2002 and 2001, respectively. Interest expense decreased 37.6% in fiscal 2003 from 2002. This decrease in absolute dollars was primarily attributable to higher balances on capital leases and other loans outstanding in fiscal 2002. Interest expense remained constant in fiscal 2002 from 2001.

Liquidity and Capital Resources

      Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of January 31, 2003, we had cash and cash equivalents of $16.7 million. We also had current portion of restricted cash and restricted cash in the amount of $229,000 and $1.1 million, respectively, in the form of certain certificates of deposit securing letters of credit for two leased facilities. We had bank borrowings under a term loan of $4.75 million as of January 31, 2003, of which $250,000 plus interest was repaid in March 2003. As of January 31, 2003, we had working capital of $1.2 million, compared to working capital of $11.0 million as of January 31, 2002. The decrease in working capital as of January 31, 2003 was primarily attributed to decreases in cash and cash equivalents, current portion of restricted cash, net accounts receivable, and prepaid expenses and other current assets, offset in part by decreases in bank borrowings and accrued liabilities.

      In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per share in a connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved the issuance of the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock in connection with the subsequent closing of this private placement and we issued such common stock and warrants. Total estimated net proceeds from the private placement approximated $10.3 million. Total shares and warrants outstanding following the private placement were approximately 11,853,646 (included options exercised subsequent to January 31, 2003) and 405,617, respectively.

      The following table sets forth our capitalization as of January 31, 2003:

•	On an actual basis; and

•	On a pro forma basis to reflect the issuance of 3,088,230 shares of our common stock in connection with the private placement discussed above resulting in total net proceeds of approximately $10.3 million.

	January 31, 2003

	Actual	Pro Forma

	(in thousands, except per
	share data)
Total current assets	$25,797	$36,097
Total assets	30,563	40,863
Total current liabilities	24,578	24,578
Total liabilities	34,537	34,537
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized, actual and pro forma, as of January 31, 2003 respectively; actual, 9,380,760 issued and 8,761,076 issued and outstanding as of January 31, 2003; pro forma, 12,468,990 shares issued and 11,849,306 shares issued and outstanding as of January 31, 2003	1	1
Treasury stock, at cost: actual and pro forma, 619,684 shares as of January 31, 2003	(5,057)	(5,057)
Additional paid-in capital	500,981	511,281
Deferred stock-based compensation	(107)	(107)
Accumulated other comprehensive loss	(69)	(69)
Accumulated deficit	(499,723)	(499,723)

Total stockholders’ (deficit) equity	(3,974)	6,326

Total liabilities and stockholders’ (deficit) equity	$30,563	$40,863

      The share numbers above exclude:

•	1,496,642 shares of our common stock subject to options outstanding as of January 31, 2003 at a weighted average exercise price of $9.74 per share.

•	Warrants to purchase 19,583 shares of common stock as of January 31, 2003 at a weighted average exercise price of $27.18 per share.

•	Warrants to purchase 386,034 shares of common stock as noted above with an exercise price of $3.40 per share.

      Net cash used in operating activities was $23.9 million, $73.9 million and 87.0 million in fiscal 2003, 2002 and 2001, respectively. Net cash used in operating activities in fiscal 2003 was primarily attributed to a net loss of $37.8 million and a decrease in accrued liabilities, offset in part by non-cash restructuring charges, and a decrease in accounts receivable, depreciation expenses and a decrease in prepaid expenses and other current assets. Net cash used in operating activities in fiscal 2002 was primarily attributable to a net loss of $291.5 million, offset in part by impairment charges, amortization of goodwill and other intangible assets, restructuring charges, stock-based compensation, provision for doubtful account receivable and a decrease in net accounts receivable. Net cash used in operating activities in fiscal 2001 was primarily attributable to a net loss of $130.9 million and increases in net accounts receivable and prepaid and other current assets, offset in part by amortization of goodwill and other intangible assets and stock-based compensation.

      Net cash provided by (used in) investing activities was $11.0 million, $32.3 million and $(63.2) million in fiscal 2003, 2002 and 2001, respectively. Net cash provided by investing activities in fiscal 2003 was primarily attributable to releases of investments for restricted cash, offset in part by purchases of property and equipment. Net cash provided by investing activities in fiscal 2002 was primarily attributable to net sales and maturities of short-term investments, offset in part by purchases of property and equipment. Net cash used in investing activities in fiscal 2001 was primarily attributable to net purchases of short-term investments, purchases of investments for restricted cash and purchases of property and equipment.

      Net cash (used in) provided by financing activities was $(22.1) million, $(251,000) and $216.2 million in fiscal 2003, 2002 and 2001, respectively. Net cash used in financing activities in fiscal 2003 was primarily attributable to net repayment of bank line of credit, offset in part by proceeds from a bank term loan. Net cash used in financing activities in fiscal 2002 was primarily attributable to treasury stock repurchased in the open market and repayment of debt and capital lease obligations, offset by net proceeds from bank line of credit and issuance of common stock. Cash provided by financing activities in fiscal 2001 resulted from net proceeds from our initial public offering and net proceeds from bank line of credit, offset in part by repayments of debt and capital lease obligations.

      In fiscal 2003, we terminated a lease for a significant facility in Redwood City, California. We entered into the lease for this facility in March 2000. The lease term commenced upon possession of the facility in August 2001 and had a term of 15 years. Prior to its termination, the agreement required us to hold a letter of credit drawable by the lessor totaling approximately $5.9 million and $2.9 million in security deposits. We vacated this facility in July 2002 and terminated the lease on October 31, 2002. The total termination costs amounted to $21.8 million, offset by $2.2 million for the reversal of previously recorded deferred rent. Our future commitments under the Redwood City lease prior to the termination were approximately $121.7 million. As of February 2003, we had paid all termination costs related to the lease.

      We currently have a term loan for $5.0 million from a financial institution. We entered into this loan in September 2002. The term loan is secured by our tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. We are required to make quarterly payments of principal and interest on a five-year amortization schedule. We repaid $250,000 plus interest in December 2002 and $250,000 plus interest in March 2003. On the maturity date, the remaining principal balance of $3.5 million is due. This term loan has certain financial covenants, including covenants relating to cash on hand, revenue and operating expenses. In January 2003, we agreed with the financial institution that we would not repay a portion of the term loan with the proceeds of a legal settlement we received in December 2002. As of January 31, 2003, we were not in compliance with a covenant relating to revenue. We received a waiver for such covenant in February 2003.

      Future minimum lease and termination payments under operating leases and payments under bank borrowings are as follows as of January 31, 2003 (in thousands):

	Operating	Bank
Year Ended January 31,	Leases	Borrowings	Total

2004	$6,536	$1,000	$7,536
2005	2,804	3,750	6,554
2006	2,120	—	2,120
2007	1,252	—	1,252
2008	1,464	—	1,464
Thereafter	2,537	—	2,537

Total payments	$16,713	$4,750	$21,463

      Lease payments above, net of estimated sublease income, relating to facilities that we have either vacated or terminated pursuant to our restructuring program, amounted to $3.5 million, $609,000, $1.0 million, $928,000 and $1.3 million for the twelve months ended January 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.4 million thereafter. We regularly review the estimates for sublease income and to the extent that these estimates change due to changes in market condition, the ultimate restructuring payments could vary by material amounts. The $3.5 million in payments mentioned above for the twelve months ended January 31, 2004 for leases we have either vacated or terminated (but had not yet paid as of January 31, 2003) include the final $2.0 million cash payments related to the termination of a major lease in Redwood City, California. This 2.0 million was paid in February 2003.

      We have working capital of $1.2 million as of January 31, 2003. We believe that cash from operations and existing cash, including approximately $10.3 million in net proceeds from a private placement we completed in the first quarter of fiscal 2004, will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing in the future. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not believe the adoption of SFAS No. 145 will have a material effect on our financial position or results of operations.

      In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value only when the liability is initially incurred. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We had no existing guarantees as of January 31, 2003, and we do not expect that the adoption of FIN No. 45 will have a material effect on our financial position or results of operations. Indemnification and warranty provisions within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provision historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the impact of FIN No. 46 on our financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and market our products in North America and Europe and to a lesser degree in Asia. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 36.5% of our total revenue was made in currencies other than U.S. dollars in fiscal 2003. Although we are exposed to the general foreign currency exchange rate risk described above, we do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency. We currently do not use financial instruments to hedge operating expenses of our European subsidiaries. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

      Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. Due to the fixed interest rate of our indebtedness, a 5% decrease in interest rate would not have a material effect on our consolidated financial position and results of operations. Therefore, no quantitative tabular disclosures are required.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Niku Corporation:

      We have audited the accompanying consolidated balance sheets of Niku Corporation and subsidiaries (the “Company”) as of January 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niku Corporation and subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ KPMG LLP

Mountain View, California

February 21, 2003, except as to Note 12,
which is as of March 16, 2003 and Note 18,
which is as of April 15, 2003.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$16,670	51,585
Current portion of restricted cash	229	4,665

Total cash, cash equivalents and current portion of restricted cash	16,899	56,250
Accounts receivable, net of allowances of $999 and $3,037 as of January 31, 2003 and 2002, respectively	7,211	12,797
Prepaid expenses and other current assets	1,687	5,241

Total current assets	25,797	74,288
Restricted cash	1,108	9,822
Property and equipment, net	2,515	13,196
Deposits and other assets	1,143	4,269

Total assets	$30,563	$101,575

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,422	$3,279
Accrued liabilities	6,180	16,577
Accrued restructuring	5,550	5,240
Current portion of long-term obligations	1,051	27,261
Deferred revenue	9,375	10,903

Total current liabilities	24,578	63,260
Long-term accrued restructuring	6,209	6,758
Long-term obligations, less current portion	3,750	—

Total liabilities	34,537	70,018

Commitments (Note 11)
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized as of January 31, 2003 and 2002, respectively; 9,380,760 issued and 8,761,076 issued and outstanding as of January 31, 2003; 7,815,205 shares issued and 7,361,039 shares issued and outstanding as of January 31, 2002	1	1
Treasury stock, at cost: 619,684 shares and 454,166 shares as of January 31, 2003 and 2002, respectively	(5,057)	(3,570)
Additional paid-in capital	500,981	514,025
Deferred stock-based compensation	(107)	(15,325)
Notes receivable from stockholders	—	(1,418)
Accumulated other comprehensive loss	(69)	(227)
Accumulated deficit	(499,723)	(461,929)

Total stockholders’ (deficit) equity	(3,974)	31,557

Total liabilities and stockholders’ (deficit) equity	$30,563	$101,575

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended January 31,

	2003	2002	2001

Revenue:
License	$18,712	$31,974	$47,613
Services	29,698	35,492	21,309

Total revenue	48,410	67,466	68,922

Cost of revenue:
License	977	1,688	3,043
Services (exclusive of stock-based compensation of $(288), $1,129 and $991 for the years ended January 31, 2003, 2002 and 2001, respectively)	12,762	24,407	17,579
Impairment of licensed technology	—	9,386	—

Total cost of revenue	13,739	35,481	20,622

Gross profit	34,671	31,985	48,300

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $(1,761), $5,042 and $16,860 for the years ended January 31, 2003, 2002 and 2001, respectively)	23,102	70,927	68,041
Research and development (exclusive of stock-based compensation of $(1,541), $5,844 and $5,264 for the years ended January 31, 2003, 2002 and 2001, respectively)	11,896	34,856	37,031
General and administrative (exclusive of stock-based compensation of $(57), $2,387 and $5,930 for the years ended January 31, 2003, 2002 and 2001, respectively)	8,434	15,205	13,108
Asset impairment and other	500	138,923	—
Amortization of goodwill and other intangible assets	—	27,333	35,902
Restructuring and other	37,916	24,353	1,910
Stock-based compensation	(3,647)	14,402	29,045
Merger related expenses	—	—	4,263

Total operating expenses	78,201	325,999	189,300

Operating loss	(43,530)	(294,014)	(141,000)
Interest income and other income (expense), net	5,938	2,792	10,455
Interest expense	(202)	(324)	(331)

Net loss	$(37,794)	$(291,546)	$(130,876)

Basic and diluted net loss per share	$(4.96)	$(39.20)	$(19.57)

Shares used in computing basic and diluted net loss per share	7,618	7,437	6,687

Comprehensive loss:
Net loss	$(37,794)	$(291,546)	$(130,876)
Foreign currency translation adjustments	158	(225)	(2)
Unrealized (loss) gain on short-term investments	—	(26)	26

Comprehensive loss	$(37,636)	$(291,797)	$(130,852)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

							Notes	Accumulated
	Common Stock		Treasury Stock		Additional	Deferred	Receivable	Other		Total
					Paid-in	Stock-Based	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss) Income	Deficit	Equity (Deficit)

Balances as of January 31, 2000	1,235,542	$—	—	$—	$46,797	$(17,745)	$(1,814)	$—	$(39,507)	$(12,269)
Issuance of common stock in connection with the acquisition of Legal Anywhere, Inc.	85,369	—	—	—	19,998	—	—	—	—	19,998
Issuance of common stock in connection with initial public offering, net of offering costs of $18,319	920,000	—	—	—	202,481	—	—	—	—	202,481
Conversion of redeemable convertible preferred stock into common stock	4,822,981	1	—	—	100,918	—	—	—	—	100,919
Issuance of common stock in connection with the acquisition of 600 Monkeys, Inc.	16,999	—	—	—	4,101	—	—	—	—	4,101
Issuance of common stock in connection with the acquisition of bSource, Inc.	39,999	—	—	—	7,916	—	—	—	—	7,916
Issuance of common stock and stock options in connection with the acquisition of ABT Corporation	395,268	—	—	—	94,447	—	—	—	—	94,447
Issuance of common stock and options in connection with the exercise of employee stock options	133,041	—	—	—	1,201	—	—	—	—	1,201
Issuance of common stock in connection with the exercise of employee stock options for services received	1,200				132	—	—	—	—	132
Repurchase of common stock in settlement of notes receivable from stockholders	(24,256)	—	—	—	(40)	—	40	—	—	—
Issuance of common stock for notes receivable	30,100	—	—	—	3,321	—	(3,321)	—	—	—
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	(282)	—	—	(282)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	24	—	—	24
Issuance of common stock in connection with employee stock purchase plan	7,524	—	—	—	1,532	—	—	—	—	1,532
Deferred stock compensation related to stock option grants	—	—	—	—	30,665	(30,665)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	29,045	—	—	—	29,045
Unrealized gain on short-term investments	—	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(130,876)	(130,876)

Balances as of January 31, 2001	7,663,767	1	—	—	513,469	(19,365)	(5,353)	24	(170,383)	318,393
Issuance of common stock in connection with the exercise of employee stock options	87,397	—	—	—	551	—	—	—	—	551
Issuance of common stock in connection with the acquisition of ABT Corporation	46,228	—	—	—	314	—	—	—	—	314
Issuance of common stock in connection with employee stock purchase plan	42,559	—	—	—	1,244	—	—	—	—	1,244
Issuance of common stock in connection with restructuring activities	30,000	—	—	—	225	—	—	—	—	225
Repurchase of common stock in open market	—	—	(454,166)	(3,570)	—	—	—	—	—	(3,570)
Repurchase of common stock in settlement of notes receivable from stockholders	(43,808)	—	—	—	(3,546)	—	3,546	—	—	—
Repurchase of common stock	(10,938)	—	—	—	(11)	—	—	—	—	(11)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	—	248	—	—	248
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	141	—	—	141
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	19,403	(19,403)	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(17,624)	9,041	—	—	—	(8,583)
Amortization of stock-based compensation	—	—	—	—	—	14,402	—	—	—	14,402
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(26)	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	—	—	—	—	(291,546)	(291,546)

Balances as of January 31, 2002	7,815,205	1	(454,166)	(3,570)	514,025	(15,325)	(1,418)	(227)	(461,929)	31,557
Issuance of common stock in connection with the exercise of employee stock options	52,973	—	—	—	286	—	—	—	—	286
Issuance of common stock in connection with employee stock purchase plan	21,741	—	—	—	100	—	—	—	—	100
Issuance of common stock in connection with exercise of warrant	1,446,000	—	—	—	11	—	—	—	—	11
Issuance of common stock in connection with the acquisition of ABT Corporation (See Note 16)	40,000	—	—	—	872	—	—	—	—	872
Issuance of common stock in connection with the settlement with former employees of Proamics (See Note 16)	4,841	—	—	—	37	—	—	—	—	37
Repurchase of common stock in settlement of notes receivable from stockholder (See Note 12)	—	—	(125,000)	(675)	—	—	1,349	—	—	674
Recovery of escrow shares from acquisitions	—	—	(40,518)	(812)	—	—	—	—	—	(812)
Issuance of warrants in connection with restructuring activities (See Note 4)	—	—	—	—	5,677	—	—	—	—	5,677
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	69	—	—	69
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	(18,666)	18,666	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(1,820)	658	—	—	—	(1,162)
Amortization of stock-based compensation	—	—	—	—	459	(4,106)	—	—	—	(3,647)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	—	—	(37,794)	(37,794)

Balances as of January 31, 2003	9,380,760	$1	(619,684)	$(5,057)	$500,981	$(107)	$—	$(69)	$(499,723)	$(3,974)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(37,794)	$(291,546)	$(130,876)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,429	5,424	4,110
Amortization of debt discount	—	—	340
Amortization of goodwill and other intangible assets	—	27,333	35,902
Stock-based compensation	(3,647)	14,402	29,045
Impairment of licensed technology	—	8,536	—
Restructuring and other	14,370	14,863	—
Asset impairment and other	500	138,923	—
Exercise of stock options for service received	—	—	132
Provision for doubtful accounts receivable	59	9,010	2,429
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	—	—	(630)
Expense resulting from nonmonetary exchanges for services	—	—	311
Forgiveness of notes receivable from stockholder	116	248	—
Interest forgiven (accrued) on notes receivable from stockholders	(46)	141	(282)
Changes in operating assets and liabilities:
Accounts receivable	5,492	18,373	(20,313)
Prepaid expenses and other current assets	3,387	2,572	(11,881)
Accounts payable	(857)	(5,882)	(1,029)
Accrued liabilities	(8,019)	(7,672)	(94)
Accrued restructuring	685	(342)	935
Deferred revenue	(1,528)	(8,264)	4,918

Net cash used in operating activities	(23,853)	(73,881)	(86,983)

Cash flows from investing activities:
Purchases of property and equipment	(2,493)	(13,457)	(12,619)
Purchases of short-term investments	—	(21,171)	(112,734)
Sales and maturities of short-term investments	—	66,364	84,406
Releases (purchases) of investments for restricted cash	13,089	—	(14,487)
Acquisitions, net of cash received	—	—	(6,125)
Deposits and other assets	359	533	(1,645)

Net cash provided by (used in) investing activities	10,955	32,269	(63,204)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	—	—	202,481
Proceeds from issuance of common stock	397	1,795	2,733
Treasury stock repurchased	—	(3,570)	—
Repurchase of common stock	—	(11)	—
Proceeds from repayment of notes receivable from stockholders	—	—	24
Proceeds (repayment) from bank line of credit, net	(27,000)	2,000	21,229
Proceeds from bank term loan	5,000	—	—
Repayment of bank term loan	(250)	—	—
Repayment of debt and capital lease obligations	(210)	(465)	(10,255)

Net cash (used in) provided by financing activities	(22,063)	(251)	216,212

Net (decrease) increase in cash and cash equivalents	(34,961)	(41,863)	66,025
Effect of exchange rate changes	46	(225)	(2)
Cash and cash equivalents, beginning of year	51,585	93,673	27,650

Cash and cash equivalents, end of year	$16,670	$51,585	$93,673

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$143	$309	$331

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$675	$3,546	$40

Common stock issued for notes receivable	$—	$—	$3,321

Deferred stock-based compensation	$—	$19,403	$30,665

Reversal of deferred stock-based compensation	$18,666	$—	$—

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisitions	$—	$—	$126,462

Conversion of redeemable convertible preferred stock to common stock	$—	$—	$100,919

Unrealized gain on short-term investments	$—	$—	$26

Write-off of property and equipment to goodwill	$—	$1,858	$—

Reversal of stock-based compensation due to employee terminations	$658	$9,041	$—

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

      Niku Corporation (Niku or the Company) was incorporated in Delaware on January 8, 1998. Niku designs, develops and markets portfolio management software for large enterprises. Niku’s operations for the period from January 8, 1998 (inception) through January 31, 1998 were not significant and are included in the Company’s results of operations for the year ended January 31, 1999.

      Prior to fiscal 2003, the Company had a fiscal year that ended on the Saturday preceding January 31. In the first quarter of fiscal 2003, the Company changed its fiscal calendar to a calendar month end so fiscal 2003 ended on January 31, 2003. For presentation purposes, the financial statements and notes for the twelve months ended January 31, 2002 and 2001 refer to the period’s calendar month end.

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

      On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and loss per share amounts has been restated within this Form 10-K to reflect the reverse stock split.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments and Concentration of Credit Risk

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and short-term liabilities approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents with high quality financial institutions. Where appropriate, the Company performs credit evaluations of its customers, and generally does not require collateral on accounts receivable. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the amount of aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and its collection history with each customer. The Company reviews any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a general reserve for all invoices by applying a percentage to each aging category. The allowance for doubtful accounts represents the Company’s best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the lease term. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-lived Assets and Other Assets

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 established a single accounting model for impairment or disposal by sale of long-lived assets. The adoption of SFAS No. 144 in fiscal 2003 did not have a material impact on the Company’s financial position or results of operations.

Revenue Recognition

      The Company derives its revenue principally from licenses of its products, maintenance and support, and delivery of implementation services. The Company offers its products primarily through its direct sales force. In certain international markets, the Company also offers its products indirectly through channel partners.

      Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations of the Company’s with regard to implementation remain, (3) the fee is fixed or determinable, and

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) collectibility is probable. If there are sales to channel partners, they are recognized upon sell-through to the end-user customer. We define each of the four criteria above as follows:

      Persuasive evidence of an arrangement exists. The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a license agreement with the Company.

      Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customers. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment or electronic delivery of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, revenue is recognized when these products or services are delivered.

      The fee is fixed or determinable. The Company negotiates the fees for its products at the outset of an arrangement. In these arrangements, the majority of the licenses are perpetual and related fees are nonrefundable. The fees are generally due within six months or less. The Company considers fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

      Collectibility is probable. Collectibility is evaluated on a customer-by-customer basis. A customer’s purchase order of waiver of purchase order is generally required with each arrangement. Where appropriate, new customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay, and existing customers are subject to a review of payment histories. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

      Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implementation services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support services and implementation services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. The Company sells its implementation services separately and have established VSOE on that basis.

      Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Our software products are fully functional upon delivery and implementation and do not require significant modifications. The customer may implement using their own resources or obtain the services of other implementation service organizations to provide these services. Therefore, the Company’s implementation services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the implementation services is generally recognized as services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

      The Company has never engaged in a transaction in which it provided product licenses or services to a customer in exchange for an equity interest. The Company recognized no revenue under any type of reciprocal arrangements in fiscal 2003 or in fiscal 2002. Revenue recognized under reciprocal arrangements was $16.4 million in the year ended January 31, 2001, of which approximately $630,000 involved nonmonetary exchanges.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

      Research and development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, the Company’s software has become available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

Advertising Expense

      Advertising costs are expensed as incurred and totaled $631,000, $4.4 million and $14.0 million in the years ended January 31, 2003, 2002 and 2001, respectively.

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 in fiscal 2003.

      Under the intrinsic-value method used by the Company to account for its employee stock-based compensation, no compensation cost has been recognized for any of stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through February 28, 2000 and in November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and in November 2001, the Company

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded deferred stock compensation for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock and such difference is being amortized over the vesting period, consistent with the method described in FASB Interpretation No. 28.

      Had compensation costs been recorded by the Company in its consolidated statements of operations in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share data):

	Years Ended January 31,

	2003	2002	2001

Net loss, as reported	$(37,794)	$(291,546)	$(130,876)
Add: Stock-based employee compensation expenses included in reported net loss, net of related tax effects	(3,647)	14,402	29,045
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,169)	(16,607)	(41,553)

Pro forma net loss	$(66,610)	$(293,751)	$(143,384)

Loss per share:
Basic and diluted — as reported	$(4.96)	$(39.20)	$(19.57)

Basic and diluted — pro forma	$(8.74)	$(39.50)	$(21.44)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

	Years Ended
	January 31,

	2003	2002	2001

Expected life (years)	2.0	3.0	3.5
Risk-free interest rate	1.70%	3.67%	4.76%
Volatility	158%	150%	100%

      The fair value of purchase rights under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for shares issued in the year ended January 31, 2003, 2002 and 2001, respectively:

	Years Ended
	January 31,

	2003	2002	2001

Expected life (years)	1.25	1.25	1.25
Risk-free interest rate	1.70%	2.22%	4.73%
Volatility	158%	150%	100%

      The weighted average fair value of purchase rights granted under the Employee Stock Purchase Plan was $3.56, $21.80 and $136.00 per share in the year ended January 31, 2003, 2002 and 2001, respectively.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended January 31,

	2003	2002	2001

Shares issuable under stock options	1,497	1,490	1,129
Shares of restricted stock subject to repurchase	—	31	139
Shares issuable under warrants	20	6	5

      The weighted-average exercise price of options outstanding as of January 31, 2003, 2002 and 2001 was $9.74, $16.21 and $109.10 per share, respectively. The weighted-average purchase price of restricted stock subject to repurchase as of January 31, 2002 and 2001 was $10.00 and $31.30 per share, respectively. The weighted-average exercise price of warrants as of January 31, 2003, 2002 and 2001 was $27.18, $96.80 and $115.80 per share, respectively.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not expect that the adoption of SFAS No. 143 will have a significant effect on its financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

      In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value only when the liability is initially incurred. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The Company had no existing guarantees as of January 31, 2003 and it does not expect that the adoption of FIN No. 45 will have a material effect on its financial position or results of operations. Indemnification and warranty provisions within the Company’s customer license and service agreements are generally consistent with those prevalent in our industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of our products. The Company has not incurred significant obligations under customer indemnification or warranty provision historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the impact of FIN No. 46 on our financial statements and related disclosures.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Reimbursement for out of Pocket Expenses Incurred

      In November 2001, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, which requires the Company to report reimbursements of out of pocket expenses as revenue and the corresponding expenses incurred as cost of revenue within the condensed consolidated statements of operations. The Company adopted EITF No. 01-14 in the first quarter of fiscal 2003 and reclassified reimbursable expenses into services revenue with a corresponding increase in cost of services revenue. The impact of the reclassification was to increase services revenue and cost of services revenue by $1.2 million and $1.5 million in fiscal 2003 and 2002, respectively. It is impracticable for the Company to determine the impact of EITF No. 01-14 for fiscal 2001.

3.	Repricing of Stock Options

      On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by the Company’s former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. The Company is accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of January 31, 2003, the Company recorded $4.8 million in recovery of stock-based compensation recorded in fiscal 2002 relating to these repriced stock options, offset by $1.2 million in other stock-based compensation in fiscal 2003. As of January 31, 2003, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of January 31, 2003.

      In October 2002, the Company cancelled options to purchase 55,000 shares of common stock held by our chief executive officer and immediately granted him options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.19 on January 31, 2003, the Company recorded $96,000 in stock-based compensation in fiscal 2003.

4.	Restructuring and Other

Severance

      In fiscal 2003, the Company implemented a restructuring program. The Company restructured its operations and reduced its workforce by approximately 147 employees in fiscal 2003. These headcount reductions affected all functional groups of the Company. The Company recorded $3.9 million in severance costs, of which $1.0 million related to the severance and related charges for the Company’s former chief executive officer and former executive vice president of planning and strategy.

Loss on Retirement of Property and Equipment and Other Assets No Longer in Use

      The Company retired $8.6 million in property and equipment in connection with vacating certain facilities. The Company terminated an equipment lease and acquired the equipment for $2.0 million, of which $1.1 million was written off as a restructuring cost due to equipment no longer in use as a result of reductions in headcount.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Lease Commitment Costs on Vacated Facilities

      The Company also vacated certain facilities and terminated certain leases, including the lease for a significant facility in Redwood City, California. The $23.0 million in net lease commitments on vacated leases recorded in fiscal 2003 includes $21.8 million related to the termination of the Redwood City lease. The $21.8 million in termination costs include lease termination payments of $7.4 million, the release to the landlord of cash securing a $5.9 million letter of credit that was previously classified as restricted cash, the release of a $2.9 million security deposit and $5.6 million in estimated fair value for warrant issued for 1,445,000 shares of common stock with an exercise price of $0.001. The Company also recorded a $2.2 million credit in net lease commitment costs related to previously recorded deferred rent relating to the lease. The estimated fair value of the warrant was determined using the Black-Scholes options pricing model with a contractual life of five years, risk-free interest rate of 1.70%, volatility of 150% and expected dividend of 0%. The Company’s future liabilities under the Redwood City lease prior to the termination were approximately $121.7 million.

      The Company also terminated a facility lease in Danville, California. The Company’s future liabilities under this lease, net of estimated sublease income prior to termination, approximated $2.7 million. The termination costs included the release to the landlord of a $534,000 security deposit, a cash payment of $216,000 and warrants to purchase 15,000 shares of common stock with an exercise price of $0.10 and a fair value of $42,000. The value of these warrants was determined using the Black-Scholes options pricing model with an expected life of five years, risk-free interest rate of 1.70%, volatility of 150% and expected dividend of 0%. The Company also terminated a facility lease in Atlanta, Georgia for $481,000, consisting of lease termination payment of $181,000 and the release to the landlord of cash securing a $300,000 letter of credit that was previously classified as restricted cash. The Company also terminated a facility lease in Bellevue, Washington for $10,000, offset by $80,000 for the reversal of future lease payments that had been previously accrued relating to this lease.

      The Company has ceased to pay rent on a lease in New York, New York for a facility we vacated in fiscal 2002, and the landlord has drawn upon a letter of credit of $2.6 million secured by a certificate of deposit. The Company also creased to pay rent on the leases for certain other smaller facilities that it has vacated. The Company is seeking to terminate these leases or sublease these facilities.

      In addition to above restructuring charges relating to facility leases, the Company recorded $2.4 million in net lease commitment costs on vacated leases in fiscal 2003 related to restructuring activities in fiscal 2002 primarily due to adjustments to estimated future sublease income for certain facilities vacated in fiscal 2002. The Company also terminated a facility lease in Lincolnshire, Illinois for $388,000, consisting of a lease termination payment of $63,000 and the release to the landlord of cash securing a $325,000 letter of credit that was previously classified as restricted cash. The Company’s future liabilities under this lease, net of estimated sublease income prior to termination, approximated $692,000.

Computer and Car Leases

      The Company recorded $346,000 relating to lease payments for computer equipment and car leases that are no longer being utilized as a result of the reductions in headcount.

Other Restructuring Charges

      The Company recorded a credit of $812,000 for the value of 40,518 escrow shares of the Company’s common stock recovered from escrow accounts in which such shares had been placed in conjunction with the acquisitions of ABT Corporation, bSource, Inc., Proamics Corporation and 600 Monkeys Inc. in fiscal 2001.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also recorded a credit of $1.2 million for the adjustment of stock-based compensation expenses related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

Summary Table

      The table below represents the restructuring activities in fiscal 2003 (in thousands):

		Restructuring and	Reclassifications and
	Accrued	Other Charges in	Write Offs in the	Paid in the	Accrued
	as of	the Year Ended	Year Ended	Year Ended	as of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2003	2003	2003	2003

Restructuring initiated in fiscal 2003
Loss on retirement of property and equipment and other assets no longer in use	$—	$9,684	$(9,907)	$223	$—
Severance	—	3,912	—	(2,881)	1,031
Net lease commitment costs on vacated facilities	—	23,015	(6,459)	(12,921)	3,635
Computer and car leases	—	346		(43)	303
Other exit costs	—	517	82	(11)	588
Stock-based compensation adjustment	—	(1,162)	1,162	—	—
Restructuring initiated in fiscal 2002
Severance	265	91	—	(356)	—
Net lease commitment costs on vacated facilities	10,666	2,437	(25)	(7,049)	6,029
Exit costs for business line	643	(169)	—	(301)	173
Other exit costs	424	57	(35)	(446)	—
Escrow shares adjustment	—	(812)	812	—	—

	$11,998	$37,916	$(14,370)	$(23,785)	$11,759

      The Company expects that of the restructuring and other charges accrued as of January 31, 2003, severance costs will be paid by the second quarter of fiscal 2004, exit costs for business line (related to legal vertical market) will be paid no later than May 2003, and the net lease commitments on vacated leased facilities will be paid no later than February 2011. Other exit costs related primarily to legal and administrative costs for liquidation of various foreign subsidiaries.

Restructuring Charges in Fiscal 2002

      In fiscal 2002, the Company initiated a restructuring program. The Company restructured its operations and reduced its workforce by approximately 665 employees and recorded $7.5 million in severance and related charges. These reductions in workforce affected all of the Company’s functional groups. The Company vacated 17 leased facilities and recorded $11.0 million in net lease commitment costs. The Company also recorded $11.8 million in loss on retirement of property and equipment and other assets, including a $1.7 million write-off of prepaid expenses associated with a consulting service arrangement due to the reduction in headcount. The Company recorded an additional $725,000 in other exit costs to terminate this consulting service arrangement, of which $225,000 represents the value of 300,000 shares of common stock that the Company issued as part of this termination agreement. The Company recorded $8.6 million in stock-based compensation adjustment related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program. The Company recorded $24.4 mil-

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lion in restructuring and other charges in the year ended January 31, 2002 and consisted of the following (in thousands):

		Restructuring and
	Accrued	Other Charges in	Reclassifications and	Paid in the	Accrued
	as of	the Year Ended	Write Offs in the	Year Ended	as of
	January 31,	January 31,	Year Ended	January 31,	January 31,
	2001	2002	January 31, 2002	2002	2002

Loss on retirement of property and equipment and other assets	$—	$(11,814)	$(11,814)	$—	$—
Severance	—	7,522	—	(7,257)	265
Net lease commitment costs on vacated facilities	—	11,041	593	(968)	10,666
Exit costs for business line	935	1,414	—	(1,706)	643
Other exit costs	—	1,143	(225)	(494)	424
Stock-based compensation adjustment	—	(8,581)	8,581	—	—

	$935	$24,353	$(2,865)	$(10,425)	$11,998

5.	Asset Impairment and Other and Impairment of Licensed Technology

      There were no asset impairment and other charges in fiscal 2003 except for an impairment charge of the Company’s strategic equity investment made in April 2000. The Company regularly performs an impairment assessment of this $500,000 investment. In performing an impairment assessment, the Company considers the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors in fiscal 2003, the Company determined that the investment impairment was other than temporary and recorded such impairment in asset impairment and other charges in the accompanying consolidated statement of operations and comprehensive loss in fiscal 2003. The carrying value of the Company’s strategic equity investment was zero at January 31, 2003.

      Asset impairment and other charges in fiscal 2002 were as follows: In the first quarter of fiscal 2002, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in the Company’s product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, the Company recorded $24.5 million in asset impairment charges. This amount included $21.7 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere, bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, the Company performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with its acquisitions of ABT, Proamics and Legal Anywhere. This assessment was performed primarily due to a significant decline in the Company’s stock price, which resulted in the net book value of its assets significantly exceeding its market capitalization. As a result of this assessment, the Company recorded $114.4 million in asset impairment charges in the second quarter of fiscal 2002, which reduced the fair value of goodwill and other intangible assets related to its acquisitions of ABT, Proamics and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, the Company recorded $138.9 million in asset impairment charges, consisting of $136.1 million relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that the Company no longer utilized.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2002, the Company determined that the carrying value of certain royalties that the Company had prepaid for the right to third party licensed technology would not be realized. The Company recorded $9.4 million in cost of revenue for impairment of licensed technology, including $8.5 million from prepaid royalties on third-party technologies and $850,000 from royalties paid in fiscal 2002, in each case on third-party technologies which the Company would not be including with its products at all or at the extent required under the applicable contracts due to a change in the Company’s product plan.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, the intangible asset should be separately recognized and amortized over its estimated useful life. The Company adopted SFAS No. 142 in fiscal 2003. The adoption of SFAS No. 142 did not have a material effect on the Company’s consolidated financial position or results of operations. To facilitate comparison with prior periods, the following table shows the Company’s results for fiscal 2003, 2002 and 2001, if goodwill and other intangible assets with indefinite useful lives were not amortized for those periods (in thousands, except per share data):

	Years Ended January 31,

	2003	2002	2001

Net loss, as reported	$(37,794)	$(291,546)	$(130,876)
Adjustment:
Amortization of goodwill and other intangible assets with indefinite useful lives	—	13,082	21,295

Net loss, as adjusted	$(37,794)	$(278,464)	$(109,581)

Basic and diluted net loss per share, as reported	$(4.96)	$(39.20)	$(19.57)

Basic and diluted net loss per share, as adjusted	$(4.96)	$(37.44)	$(16.39)

6.	Short-Term Investments

      There were no short-term investments as of January 31, 2003. Short-term investments as of January 31, 2002 consisted of $400,000 in government bonds and are included in the caption “Restricted Cash.”

7.	Accounts Receivable, net

      Accounts receivable, net consisted of the following (in thousands):

	January 31,

	2003	2002

Unbilled accounts receivable	$1,315	$3,702
Accounts receivable	6,895	12,132

	8,210	15,834
Allowance for doubtful accounts	(999)	(3,037)

	$7,211	$12,797

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

      Property and equipment consisted of the following (in thousands):

	January 31,

	2003	2002

Computer equipment and office equipment	$3,298	$4,881
Software	3,479	5,468
Furniture and fixtures	542	2,658
Leasehold improvements	171	6,065

	7,490	19,072
Accumulated depreciation and amortization	(4,975)	(5,876)

	$2,515	$13,196

9.	Accrued Liabilities

      Accrued liabilities consisted of the following (in thousands):

	January 31,

	2003	2002

Accrued compensation and related costs	$2,495	$6,546
Accrued sales/use and property taxes	1,351	2,022
Other	2,334	8,009

	$6,180	$16,577

10.	Debt

      In October 2001, the Company entered into two loan agreements with a financial institution secured generally by certain of the Company’s tangible and intangible assets and providing lines of credit up to $30.0 million, of which a $5.0 million line of credit is secured by qualifying accounts receivables. As of January 31, 2002, the Company had $27.0 million outstanding under these lines of credit. These lines of credit were repaid in full in fiscal 2003. Interest on each of these lines of credit accrued at the rate of 7.0% per annum. These lines of credit expired in July 2002.

      In conjunction with the acquisition of ABT in August 2000, the Company assumed a $744,000 loan that bears interest at the rate of 8.25% per annum. This loan was repaid in full in fiscal 2003.

      The Company has a term loan for $5.0 million from a financial institution. The Company entered into this term loan in September 2002. The term loan is secured by the Company’s tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. The Company is required to make quarterly payments of principal and interest on a five-year amortization schedule. The Company repaid $250,000 plus interest in December 2002 and $250,000 plus interest in March 2003. On the maturity date, the remaining principal balance of $3.5 million is due. This term loan has certain financial covenants, including covenants relating to cash on hand, revenue and operating expenses. In January 2003, the Company agreed with the financial institution that the Company would not repay a portion of the term loan with the proceeds of a legal settlement received in December 2002. As of January 31, 2003, the Company was not in compliance with a covenant relating to revenue. The Company received a waiver for such covenant in February 2003.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

      The Company’s principal executive office occupies approximately 37,247 square feet in Redwood City, California under a lease that expires in June 2005. We currently occupy various leases in United States and Europe. These leases expire at various dates through April 2009.

      Rental expense was approximately $7.0 million, $12.5 million and $4.4 million for the years ended January 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under noncancelable operating leases are as follows as of January 31, 2003 (in thousands):

	Operating	Bank
Year Ended January 31,	Leases	Borrowings	Total

2004	$6,536	$1,000	$7,536
2005	2,804	3,750	6,554
2006	2,120	—	2,120
2007	1,252	—	1,252
2008	1,464	—	1,464
Thereafter	2,537	—	2,537

Total payments	$16,713	$4,750	$21,463

      Lease payments above, net of estimated sublease income, relating to facilities that the Company has either vacated or terminated pursuant to its restructuring program, amounted to $3.5 million, $609,000, $1.0 million, $928,000 and $1.3 million for the twelve months ended January 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.4 million thereafter. The $3.5 million in payments mentioned above for the twelve months ended January 31, 2004 for leases we have either vacated or terminated (but had not yet paid as of January 31, 2003) included the final $2.0 million cash payments related to the termination of a major lease in Redwood City, California. This $2.0 million was paid in February 2003. These amounts were recorded in accrued restructuring and long-term accrued restructuring as of January 31, 2003.

12.	Notes Receivable from Stockholder

      In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, Joshua Pickus, who is now its chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from Mr. Pickus for $675,000, the fair market value of the common stock at that time, and Mr. Pickus used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of Mr. Pickus. On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan which reduced the interest outstanding as of the date of repayment to zero and reduced the principal outstanding to $537,000.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stockholders’ Equity (Deficit)

Common Shares Repurchase Program

      In March 2001, the Company’s board of directors authorized the Company, from time to time and as business conditions warrant, with no expiration date, to repurchase shares of common stock at market price having an aggregate value of up to $10.0 million in open market, negotiated or block transactions. In fiscal 2002, the Company repurchased 454,166 shares of common stock at an average price per share of $7.86. The Company did not repurchase shares of common stock in open market in fiscal 2003.

1998 Stock Option Plan

      In January 1998, the Company adopted the 1998 Stock Option Plan (1998 Plan). There were initially 800,000 shares of common stock reserved for issuance to directors, employees and consultants under the 1998 Plan. The 1998 Plan provides for the issuance of stock purchase rights, incentive stock options or nonstatutory stock options.

      The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock at the original issuance price upon the voluntary or involuntary termination of the purchaser’s employment with the Company. The Company’s repurchase right lapses at a rate of 25% per year over four years or 1/3 per year over three years. Through January 31, 2003, the Company had issued 339,975 shares under restricted stock purchase agreements, of which approximately 255,564 shares had been repurchased. No shares were subject to repurchase at January 31, 2003. Certain of these restricted shares were issued to officers of the Company for full recourse promissory notes with interest rates ranging from 4.44% to 8.00% in the period from July 1998 to February 2000.

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

      Under the 1998 Plan, options generally expire in ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provided for shares to vest ratably over a four-year period. Pursuant to a stockholder action dated January 24, 2000, shares issued under the 1998 Plan that are subsequently canceled or repurchased by the Company or that are issuable upon exercise of options granted under the 1998 Plan that expire or become exercisable without being exercised in full, will become available under the 2000 Equity Incentive Plan. Such shares are added to common stock reserved for issuance under the 2000 Equity Incentive Plan.

      As of January 31, 2003, there were 37,454 options outstanding and no additional options available for grant under the 1998 Plan.

2000 Equity Incentive Plan

      In December 1999, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The Company initially reserved 600,000 shares of common stock for issuance under the 2000 Plan. Shares issued under the 1998 Plan that are subsequently canceled or repurchased by the Company or that are issuable upon exercise of options granted under the 1998 Plan that expire or become exercisable without being exercised in full, will become available under the 2000 Plan. On each January 1, the aggregate number of shares reserved for

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance under the 2000 Plan will increase automatically by a number of shares equal to 5% of the Company’s total outstanding shares on December 31 of the preceding year. The 2000 Plan will terminate in 2010.

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

      As of January 31, 2003, the Company had 851,656 shares available for grant and 1,375,228 shares of common stock reserved to issue under the 2000 Plan, respectively.

2000 Stock Incentive Plan

      In August 2000, the Company adopted the 2000 Stock Incentive Plan (2000 Incentive Plan) to provide incentives to eligible employees, including employees hired in connection with the Company’s acquisition of ABT, bSource and 600 Monkeys. The Company reserved 260,000 shares of common stock for issuance under the 2000 Incentive Plan. The exercise price of the incentive stock is determined by the Board of Directors when the option is granted and may not be less than the par value of the shares on the date of grant. Under the 2000 Incentive Plan, options generally expire in ten years. Vesting periods are determined by the Company’s Board of Directors.

      As of January 31, 2003, the Company had 120,002 shares available for grant and 83,960 shares of common stock reserved for issuance only under the 2000 Incentive Plan.

Employee Stock Purchase Plan

      In December 1999, the Company adopted the 2000 Employee Stock Purchase Plan (Purchase Plan) and initially reserved a total of 100,000 shares of the Company’s common stock for issuance under the Purchase Plan. On July 31, 2002, the Company suspended the Purchase Plan. The Company’s board of directors has the authority to reinstate the Purchase Plan in the future. Withholdings under the Purchase Plan since the last purchase period in February 2002 have been refunded to the Company’s employees. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan increases automatically by a number of shares equal to 1% of the Company’s total outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 1,000,000 shares. Generally, the offering period is 24 months in length. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock at the beginning of the applicable offering period or the end of the applicable purchase period. The Company issued 21,741 and 42,559 shares of common stock under the Purchase Plan in the years ended January 31, 2003 and 2002 at a weighted-average purchase price of $4.60 and $29.20 per share, respectively. On July 31, 2002, the Company suspended the Purchase Plan. The Company’s board of directors has the authority to reinstate the Purchase Plan in the future. Withholdings under the Purchase Plan since the last purchase period in February 2002 have been refunded to the Company’s employees.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans as of January 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below (excluding Purchase Plan):

	Years Ended January 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,489,587	$16.21	1,128,822	$109.10	477,581	$10.30
Granted	770,465	4.45	2,006,814	14.75	1,074,009	135.20
Canceled	(710,437)	18.08	(1,516,772)	83.99	(258,428)	86.10
Exercised	(52,973)	5.40	(129,277)	4.27	(164,341)	28.40

Outstanding at end of year	1,496,642	9.74	1,489,587	16.21	1,128,822	109.10

Options exercisable at end of year	551,890	17.47	327,203	33.26	116,797	51.50

Weighted-average fair value of options granted during the year with exercise price equal to fair value at date of grant	770,465	3.27	1,962,314	12.30	871,162	102.00
Weighted-average fair value of options granted during the year with exercise price less than fair value at date of grant	—	—	44,500	7.10	202,848	162.30

      Options granted and canceled for the year ended January 31, 2002, included approximately 890,000 stock options repriced.

      The following table summarizes information about stock options outstanding as of January 31, 2003:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of	of	Life	Exercise	of	Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

$00.00 — $30.56	1,464,680	7.80	$6.85	520,224	$9.84
$30.57 — $61.13	1,200	1.60	31.86	1,000	31.35
$91.70 — $122.25	22,862	0.40	110.49	22,766	110.54
$244.51 — $275.07	7,900	0.50	250.00	7,900	250.00

	1,496,642	7.60	9.74	551,890	17.47

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes

      The Company’s income tax expense (benefit) for the years ended January 31, 2003, 2002 and 2001 are as follows (in thousands):

	Years Ended January 31,

	2003	2002	2001

Current:
State	$37	$123	$35
Foreign	(258)	256	328

Total current	$(221)	$379	$363

      The reconciliations between the income tax amounts computed by applying the U.S. federal statutory tax rate of 35% to income (loss) before income taxes and actual income taxes are as follows (in thousands):

	Years Ended January 31,

	2003	2002	2001

Expected income tax benefit	$(13,307)	$(101,987)	$(44,455)
Nondeductible expenses	231	189	296
Goodwill amortization	—	37,317	6,860
Stock-based compensation	(1,168)	4,033	7,900
State income taxes	38	123	35
Foreign rate differential	(360)	373	328
Merger costs	—	—	1,362
Net operating loss and temporary differences for which no benefit was realized	14,345	60,331	28,037

Total	$(221)	$379	$363

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 31, 2003 and 2002, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are set out below:

	January 31,

	2003	2002

Deferred tax assets:
Net operating loss	$100,809	$80,007
Tax credit carryover	6,389	6,099
Accruals and reserves	650	1,708
Restructuring costs	3,449	4,621
Plant and equipment	2,963	4,322
Compensation accruals	307	1,299
Deferred stock compensation	3,874	4,365
Stock warrants expenses	2,317	—
Deferred revenue	—	891
State taxes	13	43
Other intangible assets	—	—

Total gross deferred tax assets	120,771	103,355
Valuation allowance	(120,771)	(103,355)

Net deferred tax assets	$—	$—

      The net changes in the total valuation allowance for the years ended January 31, 2003 and 2002 were an increase of approximately $17.4 million and $72.3 million, respectively. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets and, accordingly, a valuation allowance has been established against the net deferred tax assets.

      Approximately $3.3 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if and when subsequently realized.

      As of January 31, 2003 the Company had approximately $265.2 million and $87.3 million of net operating loss carryforwards for both federal and state purposes, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards expire if not utilized by 2022 and the state net operating loss carryforwards expire if not utilized by 2012. In addition, the Company had approximately $4.2 million and $2.3 million of tax credit carryforwards for increased research expenditures for federal and state purposes, respectively. The increased research credit for federal purposes expires if not utilized by 2022 and the increased research credit for state purposes can be carried over indefinitely. The Company also had approximately $266,000 of manufacturer’s investment credit carryforwards for state purposes, which expire if not utilized by 2010.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Segment Information

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

      The Company’s chief operating decision makers are considered to be the chief executive officer and the chief financial officer. The chief executive officer and the chief financial officer review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in a single segment: software.

      Disaggregated information is as follows (in thousands):

	Years Ended January 31,

	2003	2002	2001

Services:
Consulting	$11,455	$14,813	$12,889
Maintenance	18,243	20,679	8,420

	$29,698	$35,492	$21,309

      It is impractical for the Company to disclose license revenue by product type.

      The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom and the rest of Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Years Ended January 31,

	2003	2002	2001

United States	$30,764	$34,620	$56,026
United Kingdom	8,409	13,808	—
Europe and other	9,237	17,493	12,896

	$48,410	$65,921	$68,922

      It is impracticable to determine the breakdown of fiscal 2001 revenue between United Kingdom and Europe and other. The Company’s long-lived assets residing in countries other than in the United States are insignificant.

      There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) as of January 31, 2003 and 2002, respectively. There were no customers individually representing more than 10% of total revenue in fiscal 2003, 2002 and 2001, respectively.

16.	Acquisition Related Matters

      On February 7, 2002, the Company settled an arbitration with two founders of ABT Corporation, a company we acquired in August 2000, in connection with their consulting agreements entered with the Company in August 2000. The Company agreed to pay a total of $2.8 million and the issuance of 40,000 shares of its common stock with a value of $872,000 based on the stock price on the date of the issuance of the common stock. In fiscal 2003, the Company paid $2.6 million and the remaining balance was paid by March 2003. These amounts were included in accrued liabilities as of January 31, 2003.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, the Company issued 4,841 shares of common stock to former employees of Proamics Corporation, a company we acquired in December 1998. Theses shares were valued at $7.70 per share based on the stock price on the date of issuance.

17.	Litigation

      In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s initial public offering (the “IPO”), the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters, allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of ours in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers and underwriters, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company were not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place in relation to the issuers. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These cases seek compensatory damages in unspecified amounts as well as other relief.

      On August 12, 2002, the Company filed a suit against Business Engine Corporation (“Business Engine”), a San Francisco-based software developer, in the United States District Court in San Francisco for alleged theft of trade secrets, computer fraud and other activities directed at the Company. On August 15, 2002, the Court entered a temporary restraining order against Business Engine, which among other things, prevented Business Engine from continuing to access or attempting to access the Company’s internal computer system, using or disclosing any information or documents gained from such access, or destroying, altering, deleting or tampering with any such documents or information derived from such access. On November 27, 2002, the Company and Business Engine entered into a settlement agreement. The agreement provided for a payment to the Company of $5.0 million from Business Engine which the Company received in December 2002 and recorded in other income. The agreement also provided for a permanent injunction against Business Engine prohibiting it from continuing to access or attempting to access the Company’s internal computer system and from using or disclosing any information or documents gained from any unauthorized access, a one year inspection procedure whereby a jointly appointed neutral expert will ensure protection of Niku intellectual property, and mutual releases.

18.	Subsequent Events

      On February 12, 2003, the Company entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of the Company’s common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per share in a connection with a private placement. These warrants have an exercise price of $3.40. In February 2003, the Company issued 1,549,735 shares of its common stock and warrants to purchase 193,720

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock in connection with this private placement. In April 2003, the Company’s stockholders approved the issuance of the remaining 1,538,495 shares of the Company’s common stock and warrants to purchase 192,314 shares of common stock in connection with this private placement and we issued such common stock and warrants to purchase common stock. Total estimated net proceeds from the private placement approximated $10.3 million. Total shares and warrants outstanding following the private placement were 11,853,646 (including options exercised subsequent to January 31, 2003) and 405,617, respectively.

      On April 15, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s employees will be given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new option exercisable for 1.15 shares for each share subject to the tendered options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old option been exercisable for 15% more shares. The Company’s chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (Unaudited)

      The selected unaudited quarterly financial data are as follows (in thousands, except per share data):

	Quarter Ended,

	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,
	2003	2002	2002	2002	2002(1)	2001(1)	2001(1)	2001(1)

	(in thousands, except per share data)
Revenue	$12,015	$11,774	$10,494	$14,127	$18,280	$14,476	$17,237	$17,473
Cost of revenue	2,787	3,050	3,820	4,082	4,053	7,437	7,331	16,660

Gross Profit	9,228	8,724	6,674	10,045	14,227	7,039	9,906	813

Operating expenses:
Sales and marketing	4,103	3,438	7,414	8,147	9,034	12,308	17,181	32,404
Research and development	1,907	1,967	3,993	4,029	4,319	8,963	10,532	11,042
General and administrative	1,664	2,232	2,331	2,207	1,929	3,126	4,051	6,099
Asset impairment and other	—	75	425	—	—	—	114,379	24,544
Amortization of goodwill and other intangible assets	—	—	—	—	—	—	14,505	12,828
Restructuring and other	880	7,469	30,405	(838)	9,374	4,138	7,749	3,092
Stock-based compensation	135	165	(301)	(3,646)	6,395	1,134	2,188	4,685
Merger related expenses	—	—	—	—	—	—	—	—

Total operating expenses	8,689	15,346	44,267	9,899	31,051	29,669	170,585	94,694

Operating loss	539	(6,622)	(37,593)	146	(16,824)	(22,630)	(160,679)	(93,881)
Interest and other income, net	5,120	184	312	120	3	395	1,071	999

Net income (loss)	$5,659	$(6,438)	$(37,281)	$266	$(16,821)	$(22,235)	$(159,608)	$(92,882)

Basic net income (loss) per share	$0.68	$(0.88)	$(5.03)	$0.04	$(2.31)	$(3.01)	$(21.19)	$(12.30)

Shares used in computing basic net income (loss) per share	8,338	7,312	7,414	7,386	7,292	7,375	7,533	7,550

Diluted net income (loss) per share	$0.63	$(0.88)	$(5.03)	$0.03	$(2.31)	$(3.01)	$(21.19)	$(12.30)

Shares used in computing diluted net income (loss) per share	9,023	7,312	7,414	7,766	7,292	7,375	7,533	7,550

(1)	Revenue and cost of revenue reclassified for Emerging Issues Task Force Issue (“EITF”) No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 and included in the proxy statement for our 2003 annual meeting of stockholders under the headings “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated into this report by reference.

      Our executive officers and their ages and positions as of March 31, 2003 were as follows:

Name	Age	Position

Joshua Pickus	42	President, Chief Executive Officer and Chairman of the Board
Michael Shahbazian	56	Chief Financial Officer

      Joshua Pickus has served as our president and chief executive officer since November 2002. Mr. Pickus was our chief financial officer from February 2001 to January 2003 and our president, worldwide business relations from January 2001 to January 2003. From November 1999 to January 2001, Mr. Pickus served as our president, vertical markets. From April 1999 to November 1999, Mr. Pickus was a general partner in the private equity group at Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Mr. Pickus holds an A.B. in public and international affairs from Princeton University and a J.D. from the University of Chicago Law School.

      Michael Shahbazian has served as our chief financial officer since January 2003. From November 2000 to November 2002, Mr. Shahbazian served as the chief financial officer of ANDA Networks, a telecommunications equipment company. From February 2000 to November 2000, Mr. Shahbazian served as the chief financial officer of Inventa Technologies, an internet professional services company. From April 1999 to January 2000, Mr. Shahbazian served as the chief financial officer for Walker Interactive, a software company. From June 1979 to April 1999, Mr. Shahbazian served in a variety of senior finance positions at Amdahl Corporation, including corporate treasurer and European CFO. Mr. Shahbazian hold a BS in Business from California State University at Fresno and a MBA from the University of Southern California.

Item 11.	Executive Compensation

      The information required by Item 11 and included in the proxy statement for our 2003 annual meeting of stockholders under the headings “Proposal No. 1 — Election of Directors,” “Executive Compensation and Related Matters” and “Compensation Committee Interlocks and Insider Participation” is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 and included in the proxy statement for our 2003 annual meeting of stockholders under the heading “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 and included in the proxy statement for our 2003 annual meeting of stockholders under the heading “Certain Relationships and Related Transactions” is incorporated into this report by reference.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting management on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

      Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could affect such controls.

Item 15.	Exhibits, Financial Statement Schedules and Reports on 8-K

      (a) 1. Financial Statements

      See Item 8 of the annual report on Form 10-K.

      2. Financial Statements Schedules

      The following financial statement schedule is filed herein on page 66.

      Schedule II — Valuation and Qualifying Accounts

      3. Exhibits

(a)	The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K

      (b) Reports on Form 8-K

On December 3, 2002, we filed a current report on Form 8-K to announce that our common stock will trade on The Nasdaq SmallCap Market beginning December 3, 2002.

On November 7, 2002, we filed a current report on Form 8-K to announce the termination of the lease for our former headquarters at 350 Convention Way, Redwood City, California.

Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation.
3.02(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 20, 2002
3.03	Registrant’s Amended and Restated Bylaws.
4.01(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated November 18, 1999, as amended December 8, 1999.
4.02(4)	Warrant to Purchase Common Stock of the Registrant by and between in Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.
4.03(9)	Form of Warrant to Purchase Common Stock of the Registrant, dated February 12, 2003.
4.04(9)	Registration Rights Agreement by and between various Investors and the Registrant, dated February 12, 2003.
10.01(1)	Form of Indemnification Agreement by and between Registrant and its directors and executive officers.
10.02(1)	1998 Stock Plan, as amended.
10.03	2000 Equity Incentive Plan, as amended.

Number	Exhibit Title

10.04	2000 Employee Stock Purchase Plan, as amended.
10.05(2)	2000 Stock Incentive Plan.
10.11(1)	Restricted Stock Purchase Agreement by and between Joshua Pickus and the Registrant, dated November 1, 1999.
10.12(1)	Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated November 11, 1999.
10.13(3)	Office Lease by and between Brugger Corporation and the Registrant, dated May 7, 1999.
10.14(5)	Amended and Restated Secured Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated May 15, 2002.
10.15(6)	Amended to the Lease by and between Brugger Corporation and the Registrant, dated July 29, 2002.
10.16(6)	Business Loan Agreement, Commercial Security Agreement and Promissory Note by and between Mid Peninsula Bank and the Registrant, dated September 9, 2002.
10.17(7)	Employment Agreement by and between Farzad Dibachi and the Registrant, dated October 18, 2002.
10.18(7)	Employment Agreement by and between Rhonda Dibachi and the Registrant, dated October 18, 2002.
10.19(4)	Voting Agreement by and between Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.
10.20	Voting Agreement by and between Farzad and Rhonda Dibachi and the Registrant, dated November 6, 2002.
10.21(9)	Common Stock and Warrant Purchase Agreement by and between various Investors and the Registrant, dated February 12, 2003.
21.01(3)	List of Subsidiaries.
23.01	Consent of KPMG LLP
99.01	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated November 17, 2001.

(3)	Incorporated by reference to the Registrant’s Fiscal 2001 Annual Report on Form 10-K filed on April 19, 2001.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 12, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed December 13, 2002.

(8)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(9)	Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKU CORPORATION

By:	/s/ JOSHUA PICKUS

Joshua Pickus
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: April 15, 2003

      KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joshua Pickus and Michael Shahbazian and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS Joshua Pickus	President, Chief Executive Officer and Chairman of the Board	April 15, 2003

/s/ MICHAEL SHAHBAZIAN Michael Shahbazian	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2003

/s/ RAVI CHIRUVOLU Ravi Chiruvolu	Director	April 15, 2003

/s/ MATT MILLER Matt Miller	Director	April 15, 2003

/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	April 15, 2003

/s/ PETER THOMPSON Peter Thompson	Director	April 15, 2003

/s/ VAL E. VADEN Val E. Vaden	Director	April 15, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Joshua Pickus, certify that:

      1. I have reviewed this annual report on Form 10-K of Niku Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ JOSHUA PICKUS Joshua Pickus Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Michael Shahbazian, certify that:

      1. I have reviewed this annual report on Form 10-K of Niku Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ MICHAEL SHAHBAZIAN Michael Shahbazian Chief Financial Officer

NIKU CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance
	Balance	Acquired	Charged to			Balance at
	Beginning of	Through	Operating			End of
	Period	Acquisition	Expenses	Write-offs		Period

Allowance for doubtful accounts:
January 31, 2000	$—	$1,983	$200	$—		$2,183
January 31, 2001	$2,183	$2,734	$2,429	$906		$6,440
January 31, 2002	$6,440	$—	$9,010	$12,413	(1)	$3,037
January 31, 2003	$3,037	$—	$59	$2,097		$999

(1)	Write-offs included $2,606 relating to write off of allowance for doubtful accounts from acquisitions.

Exhibit Index

Number	Exhibit Title

3.03	Registrant’s Amended and Restated Bylaws.
10.03	2000 Equity Incentive Plan, as amended.
10.04	2000 Employee Stock Purchase Plan, as amended.
10.20	Voting Agreement by and between Farzad and Rhonda Dibachi and the Registrant dated November 6, 2002.
23.01	Consent of KPMG LLP
99.01	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.