Form 10-K/A
period 2003-01-31
NIKU CORP
filed 2003-06-02
CIK 1076641

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                  -------------------------------------------
                                  FORM 10-K/A
                               (Amendment No. 1)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2003
                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES __ No
X

         The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $16,676,505 (based on the last reported sale price of $2.50 on July 31, 2002).

         The number of shares outstanding of the registrant's common stock as of April 14, 2003 was 11,853,646.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                               EXPLANATORY NOTE

         This amended Annual Report on Form 10-K/A amends Items 10, 11, 12 and 13 to include the required information, rather than incorporating such information by reference to the proxy statement for our 2003 annual meeting of stockholders. The date of our annual meeting will be announced in our definitive Proxy Statement to be filed with the Securities and Exchange Commission.

                                AMENDMENT NO. 1

         The undersigned Registrant hereby amends Items 10, 11, 12 and 13 in their entirety to read as follows:

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

          Our board of directors currently consists of six members and previously was divided into three classes, with each class serving a staggered three-year term. In December 2002, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we may be subject to California Corporations Code which requires the annual election of directors. A director serves in office until his respective successor is duly elected and qualified or until his earlier resignation, death or removal.

         Certain information regarding the members of our board of directors is set forth below:

    Name                            Age      Position
    ----                            ---      --------
    Ravi Chiruvolu (1)              34       Director
    Matt Miller                     39       Director
    Joshua Pickus                   42       President, Chief Executive Officer
                                             and Chairman of the Board
    Edward F. Thompson (1)          64       Director
    Peter Thompson                  46       Director
    Val E. Vaden (1)                42       Director

    (1) Member of the Audit Committee and the Compensation Committee

         Ravi Chiruvolu has been a director of Niku since October 2002. Mr. Chiruvolu has been a general partner of Charter Ventures since June 2000. From October 1998 to June 2000, Mr. Chiruvolu served as a principal of Alta Partners. From June 1996 to October 1998, Mr. Chiruvolu was a general manager of Peapod, Inc. From May 1995 to June 1996, Mr. Chiruvolu worked in the corporate strategy group of Ameritech, Inc, a regional Bell operating company. Mr. Chiruvolu is also a member of the boards of directors of several private companies. Mr. Chiruvolu holds a MBA from Harvard University and a MS and BS in mechanical engineering from MIT.

         Matt Miller was elected to our board in February 2003, in connection with a private placement we entered into with various investors, led by Walden VC. Mr. Miller has served as a general partner of Walden VC since January 2002. From April 2000 to January 2002, Mr. Miller served as president and later as chief executive officer of Moai Technologies, a software company. From July 1996 to April 2000, Mr. Miller served as vice president and general manager at Remedy Corporation, a software company. Mr. Miller holds a MBA in finance and marketing from Columbia University and a BA in psychology from Cornell University.

         Joshua Pickus has served as our president and chief executive officer since November 2002. Mr. Pickus served as a member of our board of director since October 2002 and as chairman of the board since February 2003. Mr. Pickus was our chief financial officer from February 2001 to January 2003 and our president, worldwide business relations from January 2001 to November 2002. From November 1999 to January 2001, Mr. Pickus served as our president, vertical markets. From April 1999 to November 1999, Mr. Pickus was a general partner in the private equity group at Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Mr. Pickus holds an AB in public and international affairs from Princeton University and a JD from the University of Chicago Law School.

         Edward F. Thompson has been a director of Niku since August 2001. Mr. Thompson has served as a senior advisor to the board of directors of Fujitsu Limited and as a director of several Fujitsu subsidiaries or portfolio companies since 1995. From 1976 to 1994, Mr. Thompson served in a series of management positions with Amdahl Corporation including, from August 1983 to June 1994, chief financial officer and secretary of Amdahl and from October 1985 to June 1994, chief executive officer of Amdahl Capital Corporation. Mr. Thompson holds a MBA in operations research and finance from Santa Clara University and a BS in aeronautical engineer from the University of Illinois. Mr. Thompson is a member of the board of directors of Stratex Networks, Inc., a networking company. He is also a member of the boards of directors and strategic advisory boards of several private companies.

         Peter Thompson has been a director of Niku since December 2002. Mr. Thompson has been a director of Technology Consulting at Btexact Technologies, a division of British Telecom, since April 2000. From April 1998 to April 2000, Mr. Thompson served as the general manager of Integrated Business Solutions at British Telecom. From February 1996 to April 1998, Mr. Thompson served as the channel manager and product manager for BT Wholesale, a division of British Telecom. From March 1994 to February 1996, Mr. Thompson served as the development program director for the BT/MCI joint venture, a global telecommunications venture. Mr. Thompson holds a Honors degree from Loughborough University of Science and Technology in electronic and electrical engineering.

         Val E. Vaden has been a director of Niku since November 2001. Mr. Vaden is a managing partner of Vector Capital and co-founded the firm. Prior to forming Vector Capital, from August 1994 to August 1997, Mr. Vaden was a founding general partner of Benchmark Capital. Mr. Vaden holds an MBA from the Stanford University Graduate School of Business and an AB from Stanford University. Mr. Vaden also serves as a director on the boards of several private companies.

         Our executive officers and their ages and positions as of March 31, 2003 were as follows:


   Name                      Age     Position
   ----                      ---     --------
   Joshua Pickus             42      President, Chief Executive Officer and
                                     Chairman of the Board
   Michael Shahbazian        56      Chief Financial Officer


         Joshua Pickus has served as our president and chief executive officer since November 2002. Mr. Pickus served as a member of our board of director since October 2002 and as chairman of the board since February 2003. Mr. Pickus was our chief financial officer from February 2001 to January 2003 and our president, worldwide business relations from January 2001 to November 2002. From November 1999 to January 2001, Mr. Pickus served as our president, vertical markets. From April 1999 to November 1999, Mr. Pickus was a general partner in the private equity group at Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Mr. Pickus holds an AB in public and international affairs from Princeton University and a JD from the University of Chicago Law School.

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

         There are no family relationships among any of our directors or executive officers.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and holders of more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Such officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

         Securities and Exchange Commission regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the fiscal year, all Section 16(a) filing requirements were satisfied on a timely basis except for options granted to Messrs. Edward
F. Thompson and Vaden in June 2002 that were reported on their respective Form 5s in March 2003.

Item 11. Executive Compensation

Summary Compensation Table

         The following table shows compensation information during each of our last three fiscal years for our Chief Executive Officer and our other four most highly compensated executive officers. These individuals are collectively referred to as the "Named Executive Officers."


                                                                     Restricted   Securities
                                                           Other       Stock     Underlying      LTIP         All
  Name and Principal     Fiscal  Salary       Bonus       Annual      Awards        Options      Payouts     Other
       Position          Year      ($)         ($)      Compensation     ($)        (#)          ($)      Compensation
-------------------     -------  ----------  ---------  ------------  ---------  ----------     ------     ------------

Joshua Pickus            2003    $294,946     $250,000       -           -       150,000(4)        -             -
   President, Chief      2002     344,308      400,000       -           -        55,000(5)        -             -
   Executive Officer     2001     298,077      100,000       -           -            23(6)        -
   and
   Chairman of the                  -
   Board

Michael Shahbazian       2003       9,375(1)         -       -           -          -              -             -
   Chief Financial       2002           -            -       -           -          -              -             -
   Officer               2001           -            -       -           -          -              -             -


Farzad Dibachi           2003      74,572(2)         -       -           -          -              -             -
   Former President,     2002     364,508      350,000       -           -       150,000(7)        -             -
   Chief Executive       2001     347,756            -       -           -        20,000(8)        -             -
   Officer and
   Chairman of the
   Board

Richard N. LaBarbera     2003     202,564            -       -           -          -              -             -
   Former President,     2002     478,846      500,000(3)    -           -        25,000(9)        -             -
   Global Operations     2001     127,566            -       -           -       100,000(9)        -             -



Rhonda Dibachi           2003     160,844            -       -           -          -              -             -
   Former Executive      2002     238,125      200,000       -           -        20,000(7)        -             -
   Vice President        2001     198,718            -       -           -        10,000(8)        -             -
   of Planning and
   Strategy



______________

(1) Represents Mr. Shahbazian's salary from his employment commencement date on January 21, 2003 to January 31, 2003.

(2) From November 2001 to September 2002, Mr. Dibachi declined to receive a salary.

(3)      Represents a loan that was forgiven in the first quarter of fiscal
         2002.

(4)      These options vest monthly over 24 months from the grant date.

(5) All options granted to Mr. Pickus in fiscal 2002 were cancelled in fiscal 2003.

(6)      These options fully vested one year from the grant date.

(7) Mr. Dibachi's unvested options to purchase 62,500 shares were cancelled on November 14, 2002 and vested options to purchase 87,500 shares expired on February 14, 2003. Ms. Dibachi's unvested options to purchase 8,333 shares were cancelled on November 14, 2002 and vested options to purchase 11,667 shares expired on February 14, 2003.

(8) Mr. Dibachi's unvested options to purchase 6,666 shares were cancelled on November 14, 2002 and vested options to purchase 13,334 shares expired on February 14, 2003. Ms. Dibachi's unvested options to purchase 3,333 shares were cancelled on November 14, 2002 and vested options to purchase 6,667 shares expired on February 14, 2003.

(9) Mr. LaBarbara exercised options to purchase 13,000 shares of common stock in March 2002. Unvested options to purchase 71,138 shares of common stock were cancelled on July 31, 2002 and vested options to purchase 41,112 shares of common stock expired on November 12, 2002.

Options Granted in Fiscal 2003

       The following table shows all options to acquire shares of our common stock granted to the Named Executive Officers during fiscal 2003.

                                                                                        Potential Realizable
                                                                                                Value
                                                                                       at Assumed Annual Rates
                               Number of    % of Total                                     of Stock price
                               Securities     Options                                       Appreciation
                               Underlying   Granted to      Exercise                      for Options Term
                                Options    Employees in       Price     Expiration   ------------------------
     Name        Grant Date   Granted (#)   Fiscal Year     ($/Share)     Date             5%          10%
-------------    ----------   -----------   -----------     ---------   ----------   -----------    ----------

Joshua Pickus      10/21/02     150,000        19.5%          $1.50      10/20/12     $141,501     $358,592



         The options shown in the above table were granted at an exercise price equal to the fair market value of our common stock on the date of grant and will expire ten years from the date of grant. Options granted to Mr. Pickus vest monthly over two years from the grant date for as long as Mr. Pickus remains employed by us. During fiscal 2003, we granted options to purchase a total of 770,465 shares of common stock to our employees.

         Potential realizable values are calculated by:

o Multiplying the number of shares of common stock subject to a given option by the market price on the date of the grant or the date of repricing, if the option was repriced;

o Assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

o        Subtracting from that result the total option exercise price.

         The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect our estimate or projection of future common stock prices. As of January 31, 2003, the closing price of our common stock was $4.19 per share.

Options Repriced in Fiscal 2003.The following table shows the number of options held by the Named Executive Officers that were exchanged in a manner that may be deemed to be a repricing during fiscal 2003.

                                 Number of          Market
                                Securities         Price of    Exercise                  Length of Original
                                Underlying         Stock at    Price at        New          Options Term
                               Options/SARs        Time of     Time of      Exercise     Remaining at Date
     Name           Date         Repriced         Repricing    Repricing      Price     of Repricing (Years)
-------------    --------      ------------       ---------    ---------    --------    --------------------

Joshua Pickus    10/21/02         25,000            $ 1.50      $ 7.50       $ 1.50             9.06
                 10/21/02         30,000            $ 1.50      $ 7.50       $ 1.50             8.42


Options Exercised in Fiscal 2003

         The following table shows the number of shares acquired and the value realized upon exercise of stock options by the Named Executive Officers during fiscal 2003 and the number and value of options they held as of the end of fiscal 2003. Also reported are values of "in-the-money" options that represent the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option at fiscal year end multiplied by the number of shares issued upon exercise of the option. The fair market value is based on $4.19 per share, which was the closing price of our common stock as reported on the Nasdaq SmallCap Market on January 31, 2003. These values have not been, and may never be, realized.

                                                                    Number of Securities        Value of Unexercised
                                                                   Underlying Unexercised      In the Money Options at
                                                       Value     Options at Fiscal year End      Fiscal year End ($)
                        Shares Acquired  Exercised   Realized    --------------------------   --------------------------
        Name            on Exercise (#)  Price ($)      ($)      Exercisable  Unexercisable   Exercisable  Unexercisable
--------------------    ---------------  ----------  ---------   -----------  -------------   -----------   ------------

Joshua Pickus                  -         $   -       $   -          31,297       118,725       $ 84,130      $ 319,370
Farzad Dibachi                 -             -           -            -          100,834           -             -
Rhonda Dibachi                 -             -           -            -           18,334           -             -
Richard N. LaBarbera         13,000        7.50       173,075         -             -              -             -




Compensation of Directors

         Our non-employee directors generally do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending board and committee meetings. Our directors are currently granted options under our 2000 Equity Incentive Plan. The options granted under the 2000 Equity Incentive Plan to non-employee directors are automatic and non-discretionary, with an exercise price equal to the fair market value of the common stock on the date of grant. Each non-employee director who becomes a member of the board is automatically granted an option to purchase 5,000 shares of our common stock as of the date that director joins the board. Immediately following each annual meeting of our stockholders, each non-employee director is automatically granted an additional option to purchase 2,500 shares of our common stock if the non-employee director has served continuously as a member of our board for at least twelve months since the date of the initial option grant to that non-employee director. All options granted to each eligible non-employee director have an exercise price equal to the fair market value of our common stock on the date of grant. The board of directors may also make discretionary supplemental grants to any eligible director and has done so to Messrs. Chiruvolu, Edward F. Thompson and Vaden. Options granted to non-employee directors have a ten-year term from the date of grant, and may be exercised for three months after termination of service or twelve months in the event of death or disability. All options granted to non-employee directors vest over three years, at a rate of 2.778% of the total shares on each monthly anniversary of the grant, so long as the non-employee director remains a director or consultant, except for the 20,000 options we granted to Mr. Chiruvolu on October 22, 2002, the 10,000 shares we granted to Mr. Edward F. Thompson on November 13, 2002 and the 20,000 options we granted to Mr. Vaden on November 13, 2002, which vest ratably over twenty-four months. In the event of our dissolution or liquidation or a change in control transaction, options granted to our non-employee directors under the plan become 100% vested and exercisable in full.

         Below are options we have granted to non-employee members of our board of directors in fiscal 2003.


                                              Number of         Exercise Price
          Name            Grant Date        Options Granted         Per Share
  --------------------   --------------    ----------------     ---------------
  Ravi Chiruvolu           10/11/02              5,000               $1.10
                           10/22/02             20,000                2.60

  Edward F. Thompson       06/26/02              2,500                4.00
                           11/13/02             10,000 (1)            6.40

  Val E. Vaden             06/26/02              2,500                4.00
                           11/13/02             20,000                6.40

   ______________

  (1) Mr. Edward F. Thompson also received a cash payment of $8,750 and will receive a second payment in this amount.

Employment Agreements with Named Executive Officers

         On October 18, 2002, we entered into an employment agreement with Farzad Dibachi, who was then our president and chief executive officer. The agreement provides for a base salary of $360,000 per year, a discretionary bonus, certain benefits and $30,000 per month for six months upon resignation or termination by us other than for cause. The agreement also provides for a one-time payment of $50,000 and three quarterly payments of $84,792 for, among other things, the execution of a voting agreement, a non-solicitation agreement and certain other agreements by Mr. Dibachi. Mr. Dibachi resigned as our president and chief executive officer in November 2002 and as a director in December 2002. From November 2001 to September 2002, Mr. Dibachi declined to take a salary. In connection with these arrangements, we have paid approximately $254,000 in severance plus related benefits to Mr. Dibachi in fiscal 2003 and expect to pay approximately an additional $296,000 in severance plus related benefits in fiscal 2004.

         On October 18, 2002, we entered into an employment agreement with Rhonda Dibachi, who was then our vice president of strategy and planning. The agreement provided for a base salary of $202,500 per year, a discretionary bonus and $16,875 per month for six months upon resignation or termination by us other than for cause. The agreement also provides for a one-time payment of $50,000 and three quarterly payments of $84,792 for, among other things, the execution of a voting agreement, a non-solicitation agreement and certain other agreements by Ms. Dibachi. Ms. Dibachi resigned as our executive vice president of strategy and planning in November 2002. In connection with these arrangements, we have paid approximately $209,000 in severance plus related benefits to Ms. Dibachi in fiscal 2003 and expect to pay approximately an additional $252,000 in severance plus related benefits in fiscal 2004.

Limitation of Liability and Indemnification

         Section 145 of the Delaware General Corporation Law (the "DGCL") authorizes a court to award, or a corporation's board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred) arising under the Securities Act. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by the DGCL. In addition, we have entered into indemnification agreements with certain of our directors and officers which, among other things, provide for indemnification of our directors and officers for expenses and liabilities incurred in any investigation, defense, settlement or appeal of a proceeding arising out of his or her services as a director or officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers. We also have purchased and maintained insurance for our officers, directors, employees or agents against liabilities that a director, an officer, an employee or an agent may incur in his or her capacity as such.

Compensation Committee Report

          In the section below, we describe our executive compensation policies and practices. We also identify the procedures we use to determine the compensation of our Chief Executive Officer and other Named Executive Officers.

         Compensation Philosophy. In developing our executive compensation policies, our compensation committee has two principal objectives: (1) attracting and retaining our executive officers; and (2) motivating our executive officers to achieve short-term and long-term corporate goals that enhance stockholder value. Our committee seeks to achieve those objectives within the Company's current financial plans. Accordingly, our committee has adopted the following overriding policies:

   o pay compensation that is competitive with the practices of comparable high technology companies;

   o set challenging performance goals for our officers and provide a short-term incentive through a bonus plan that is based upon achievement of these goals;

   o align the interests of our officers with those of our stockholders by providing a significant long-term incentive in the form of stock options; and

   o adjust compensation levels to reflect changes in the Company's market, performance and resources.

         In determining executive compensation levels at the annual compensation review in fiscal 2003, the Compensation Committee reviewed market data for compensation by publicly-held technology companies comparable to us.

         Total Annual Compensation. Each Named Executive Officer's compensation package may, in one or more years, be comprised of the following three elements: (1) base salary; (2) annual variable performance awards such as bonuses; and (3) long-term equity incentives. We authorize guidelines for officers' target total annual compensation (salary and bonus) after reviewing similar compensation information from companies in the high technology industry.

         Base Compensation. Salaries for Named Executive Officers for fiscal 2003 were initially determined on an individual basis by evaluating each named executive's scope of responsibility, performance, prior experience and salary history as well as the salaries for similar positions at technology companies in the San Francisco Bay Area that are of comparable size to us and with which we compete for executive personnel. Salary for Mr. Shahbazian was based on his industry experience, competitive salary information and current market conditions as well as negotiations with him prior to his commencement of employment.

         Bonuses. Target bonuses for each Named Executive Officer are based on his or her potential impact on our operating and financial results and based on market competitive pay practices. Target bonuses are generally expressed as a percentage of an executive's base salary. The actual bonus that is paid to each officer depends on the achievement of business unit and corporate objectives and financial performance goals. The business unit objectives we set include both financial and operating goals, including, for example, increasing revenue, operating income and cash flow.

         Each year, we adjust the performance goals in light of general business conditions and our corporate strategies for the year. For fiscal 2003, the Committee established an executive bonus program under which payments were made if the Company's financial performance improved significantly. Mr. Pickus, our chief financial officer for the majority of fiscal 2003, earned a bonus of $250,000 in fiscal 2003 based primarily on the Company's achievement of profitability during the year. Mr. Shahbazian, hired as the Company's chief financial officer in January 2003, did not receive a bonus in fiscal 2003.

         Stock Options. Our committee strongly believes that stock options motivate our officers to maximize stockholder value and to remain employed with Niku despite a very competitive labor market. Except as specified herein, all Niku stock options have a per share exercise price equal to the fair market value of our common stock on the grant date. The actual value of the equity-based compensation depends entirely on appreciation of our common stock. Stock options have value for the executive only if the price of our common stock increases above the fair market value on the grant date and the executive remains in our employ for the period required for the options or shares to vest.

         The number of options granted to each named executive officer and the vesting schedule are determined based on a variety of factors, including (1) the executive's position at Niku; (2) his or her individual performance; and
(3) the number of options the executive already holds. In fiscal 2003, our committee relied upon these factors to approve stock option grants for the named executive officers and other senior officers, and for certain other individual grants. All other grants were approved by Joshua Pickus, our president and chief executive officer and Farzad Dibachi, our former president and chief executive officer, after utilizing guidelines approved by the committee.

         Compensation of Chief Executive Officer. During fiscal 2003, Mr. Pickus earned a salary of $294,946 and, as noted above, a bonus of $250,000. This bonus was based primarily on the Company's achievement of profitability during the year. During fiscal 2003, Mr. Pickus also received equity-based compensation in the form of options to purchase 150,000 shares of our common stock with an exercise price of $1.50 and had options to purchase 55,000 shares of our common stock with an exercise price of $7.50 cancelled. This cancellation was made in a manner that may be deemed a repricing of Mr. Pickus' options. The committee believes that the grant of new options to Mr. Pickus and the cancellation of old options held by Mr. Pickus was appropriate given the Company's desire to retain and motivate him. During fiscal 2003, Mr. Dibachi received a salary of $74,572. Mr. Dibachi declined to receive a salary from November 2001 to September 2002. We did not grant options to Mr. Dibachi in fiscal 2003. In October 2002, we entered into an employment agreement with Mr. Dibachi providing for a base salary of $360,000 per year, a discretionary bonus, certain benefits and $30,000 per month for six months upon his resignation or termination by us other than for cause. The agreement also provides for a one-time payment of $50,000 and three quarterly payments of $84,792 for, among other things, the execution of a voting agreement, a non-solicitation agreement and certain other agreements by Mr. Dibachi. Mr. Dibachi resigned as our president and chief executive officer in November 2002 and as a director in December 2002. In connection with these arrangements, we have paid approximately $254,000 in severance plus related benefits to Mr. Dibachi in fiscal 2003 and expect to pay an additional $296,000 in severance plus related benefits in fiscal 2004.

         Tax Deductibility of Executive Compensation. Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our Named Executive Officers only if the compensation is less than $1,000,000 during any fiscal year or is "performance-based" under Section 162(m). Our stock option plans permit our committee to pay compensation that is "performance-based" and thus fully tax-deductible by us. Our committee currently intends to continue seeking a tax deduction for all of our executive compensation, to the extent we determine it is in our best interests.

COMPENSATION COMMITTEE:

Ravi Chiruvolu
Edward F. Thompson
Val E. Vaden

         Stockholders should be aware that under SEC rules, the Compensation Committee Report is not considered "filed" with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any of our past or future filings under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless this report is specifically referenced. You may not consider this report for soliciting the purchase or sale of our common stock.


Compensation Committee Interlocks and Insider Participation

          None of our executive officers served during fiscal 2003 as a member of the board of or compensation committee of any entity that has had one or more executive officers which served as a member of our board of directors of compensation committee.

Stock Performance Graph

         The graph set forth below compares the cumulative total stockholder return on our common stock between February 29, 2000, the date of our initial public offering, and January 31, 2003 with the cumulative total return of (i) the Nasdaq Stock Market Index (the "Nasdaq Index"); (ii) the JP Morgan H&Q Computer Software Index (the "JP Morgan Index"); and (iii) the RDG Software Composite Index, over the same period. This graph assumes the investment of $100.00 on February 29, 2000 in our common stock, the Nasdaq Index, the JP Morgan Index and the RDG Software Composite Index, and calculates the annual return through January 31, 2003. This graph assumes the reinvestment of dividends, if any. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.

         The JP Morgan Index was discontinued in the middle of 2002 and has been replaced with the RDG Software Composite Index.


                COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*
         Among NIKU Corporation, The NASDAQ Stock Market (U.S.) Index,
                    The JP Morgan H&Q Computer Software Index
                      And The RDC Softward Composite Index


                                [GRAPH OMITTED]

         The Stock Performance Graph is not considered "filed" with the SEC under the Securities Exchange Act of 1934, as amended, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, unless this section is specifically referenced.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table indicates beneficial ownership of our common stock as of April 15, 2003 by: (a) each person or entity known by us to beneficially own 5% or more of our common stock; (b) each of our directors and nominees; (c) each of our Named Executive Officers (as defined below); and (d) all directors and Named Executive Officers as a group.

         The percentage of beneficial ownership for the table is based on 11,853,646 shares of our common stock outstanding as of April 15, 2003, as adjusted as required by rules promulgated by the Securities and Exchange Commission. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each entity or person listed below maintains a mailing address at c/o Niku Corporation, 305 Main Street, Redwood City, California 94063.

         Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be, and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person named in the following table and the percentage ownership of that person, shares of our common stock that are subject to options, warrants or other rights held by that person that are currently exercisable or exercisable within 60 days of April 15, 2003 are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.



                                                                                          Percent of
                                                             Nature of                    Common Stock
         Beneficial Owner                              Beneficial Ownership(1)            Outstanding
------------------------------------------             -----------------------            -----------
WaldenVC II, L.P.  (1)                                        2,586,493                      21.3%
     750 Battery Street, 7th Floor
     San Francisco, CA 94111
Limar Realty Corp. #30  (2)                                   1,445,000                      12.2%
     1730 South El Camino Real, Suite 400
     San Mateo, CA 94402
Vector Capital Partners II, L.L.C.  (3)                       1,121,859                       9.4%
     465 Montgomery Street, 19th Floor
     San Francisco, CA 94104
Farzad and Rhonda Dibachi (4)                                 1,012,354                       8.5%
Terence Garnett and Katrina A. Garnett (5)                      802,743                       6.8%
Ravi Chiruvolu (6)                                               49,473                       *
Matt Miller (7)                                               1,991,849                      16.4%
Joshua Pickus (8)                                                95,435                       *
Michael Shahbazian (9)                                            9,999                       *
Edward F. Thompson (10)                                           5,762                       *
Peter Thompson (11)                                               4,882                       *
Val E. Vaden (12)                                             1,129,148                       9.4%
All directors and executive officers
     as a group (7 persons) (13)                              3,286,548                      26.8%


         *        Less than 1%

(1) Represents 1,618,179 shares and warrants to purchase 202,272 shares held by Walden VC II, L.P.; 149,013 shares and warrants to purchase 18,627 shares held by Walden SBIC, L.P.; 145,104 shares and warrants to purchase 18,138 shares held by Walden Capital Partners II, L.P.; 146,527 shares and warrants to purchase 18,316 shares held by Walden VC II-Side, L.P.; 58,824 shares and warrants to purchase 7,353 shares held by Walden Investors; 29,411 shares and warrants to purchase 3,677 shares held by Walden Management Co. Pension Fund; 29,411 shares and warrants to purchase 3,677 shares held by Walden Management Corporation; 65,511 shares and warrants to purchase 3,677 shares held by Walden Capital Partners; 32,011 shares and warrants to purchase 3,677 shares held by George Sarlo Revocable Trust dated 12/23/91; and 29,411 shares and warrants to purchase 3,677 shares held by Sarlo-Berliner, Inc. Each is a member of a Section 13(d) group and disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein.

(2) Theodore H. Kruttschnitt, III possesses voting and dispositive power over the shares held by Limar Realty Corp. #30. Mr. Kruttschnitt, III is a controlling stockholder of Limar Realty Corp. #30.

(3) Represents 917,374 shares and warrants to purchase 47,426 shares held by Vector Capital II, L.P.; 35,948 shares and warrants to purchase 1,859 shares held by Vector Entrepreneur Fund II, L.P.; and 113,390 shares and warrants to purchase 5,862 shares held by Vector Member Fund II L.P. Vector Capital Partners II, L.L.C. is the general partner of Vector Capital II, L.P., Vector Entrepreneur Fund II, L.P. and Vector Member Fund II, L.P. and may be deemed to have sole power to vote these shares.

(4)      Represents 1,012,354 shares held by the Dibachi Family Trust.

(5) Represents 464,323 shares held by the Garnett Family Trust; 7,538 shares held by Mr. Garnett; and 294,117 shares and warrants to purchase 36,765 shares held by Katrina A. Garnett. Excludes 120,000 shares held by the Garnett 1996 Children's Trust. Mr. and Mrs. Garnett do not possess any voting or dispositive power over shares held by the Garnett 1996 Children's Trust and disclaim beneficial ownership over the shares held by the trust.

(6) Represents 38,847 shares held by Mr. Chiruvolu, 6,949 shares subject to options held by Mr. Chiruvolu that are exercisable within 60 days of April 15, 2003 and warrants to purchase 3,677 shares held by Mr. Chiruvolu.

(7) Represents 1,000 shares held by Mr. Miller and 5,555 shares subject to options held by Mr. Miller. Includes 1,618,179 shares and warrants to purchase 202,272 shares held by Walden VC II, L.P. and 146,527 shares and warrants to purchase 18,316 shares held by Walden VC II-Side, L.P. Mr. Miller is a managing member of Walden VC, LLC, the general partner of Walden VC II, L.P. and Walden VC II-Side, L.P. Mr. Miller disclaims beneficial ownership to the shares held by such funds except to the extent of his pecuniary interest therein.

(8) Represents 4,739 shares held by the Pickus Family Trust and 90,696 shares subject to options held by Mr. Pickus that are exercisable within 60 days of April 15, 2003.

(9) Represents 9,999 shares subject to options held by Mr. Shahbazian that are exercisable within 60 days of April 15, 2003.

(10) Represents 5,762 shares subject to options held by Mr. Edward F. Thompson that are exercisable within 60 days of April 15, 2003.

(11) Represents 1,410 shares held by Mr. Peter Thompson and 3,472 shares subject to options held by Mr. Thompson that are exercisable within 60 days of April 15, 2003.

(12) Represents 7,289 shares subject to options held by Mr. Vaden that are exercisable within 60 days of April 15, 2003 and 1,066,712 shares and warrants to purchase 55,147 shares of common stock held by funds managed by Vector Capital Partners II, L.L.C., of which Mr. Vaden is a Managing Member. Mr. Vaden disclaims beneficial ownership of the shares held by such funds except to the extent of his pecuniary interest therein.

(13) Represents 2,877,414 shares held by all directors and executive officers as a group and 409,134 shares subject to options, warrants or other rights held by all directors and executive officers as a group that are exercisable within 60 days of April 15, 2003.

Equity Incentive Plan Information

         The following table provides information as of January 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity incentive plans.

                                         A                          B                          C
                                                                                     Number of Securities
                                                                                     Remaining for Future
                                                                                     Issuance Under Equity
                              Number of Securities to       Weighted Average          Compensation Plans
                              be Issued upon Exercise       Exercise Price of        (Excluding Securities
       Plan Category          of Outstanding Options       Outstanding Options      Reflected in Column A)
--------------------------   -------------------------  -------------------------  -------------------------
Equity Compensation
     Plans Approved by
     Shareholders (1)              1,375,228                     $10.12                   1,077,678
Equity Compensation
     Plans Approved by
     Shareholders (2)                121,414                       5.39                     120,002
                             -------------------------  -------------------------  -------------------------
                                   1,496,642                      $9.74                   1,197,680
                             =========================  =========================  =========================



1. Includes the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan.

2.       Includes the 1998 Stock Option Plan and 2000 Stock Incentive Plan.

3. On each January 1, the number of shares reserved and available for grant under the 2000 Equity Incentive Plan is increased automatically by a number of shares equal to 5% of our total outstanding shares on the immediately prior December 31 and the number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan is increased by a number of shares equal to 1% of our total outstanding shares on the immediately prior December 31.

Item 13. Certain Relationships and Related Transactions

         Other than the compensation arrangements described in "Compensation of Directors" and "Executive Compensation and Related Information" and the transactions described below, since January 31, 2002, there has not been nor is there currently proposed, any transaction or series of similar transactions required to be disclosed to which we were or will be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Loan to Executive Officer

         In November 1999, we loaned $1,250,000 to our then president, vertical markets, Joshua Pickus, who is now our chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of our restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, we extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, we repurchased these 125,000 shares of common stock from Mr. Pickus for $675,000, the fair market value of the common stock at that time, and Mr. Pickus used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, we cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of Mr. Pickus. On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan which reduced the interest outstanding as of the date of repayment to zero and reduced the principal outstanding to $537,000. In November 1999, we also loaned $200,000 to Mr. Pickus under a separate agreement at a rate of 8.0% per annum, which was due on or before November 11, 2002. Mr. Pickus has fully repaid this loan.

Other Transactions

         On February 12, 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of our common stock at a price of $0.40 per warrant share. The warrants carry an exercise price of $3.40 per share and have a five-year term. The sale of common stock and warrants is intended to be exempt from the registration statements of the Securities Act of 1933, as amended, and we expect to rely upon Section 4(2) and/or the Regulation D "safe harbor" provisions.

         In connection with the private placement, our board of directors appointed Matt Miller, a managing member of Walden VC, to our board of directors as a Class III Director. Walden VC and its affiliated entities purchased 2,264,702 shares and warrants to purchase 283,091 shares of our common stock in the private placement.

         Mr. Val E. Vaden, a member of our board of directors, is a managing member of Vector Capital Partners II, L.L.C. Vector Capital Partners II, L.L.C., or its affiliates purchased 441,177 shares and warrants to purchase 55,147 shares of our common stock in the private placement.

         Mr. Ravi Chiruvolu, a member of our board of directors, purchased 29,412 shares and warrants to purchase 3,677 shares of our common stock in the private placement.

         Mr. Terence Garnett resigned from our board of directors in May 2002. In the private placement, Ms. Katrina Garnett, wife of Terence Garnett, purchased 294,117 shares and warrants to purchase 36,765 shares of our common stock.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NIKU CORPORATION

                                       By:  /s/ Joshua Pickus
                                           ----------------------------------
                                           Joshua Pickus
                                           President, Chief Executive Officer
                                           and Chairman of the Board
                                           (Principal Executive Officer)

                                           Dated: May 30, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          Signature                         Title                                Date



/s/ Joshua Pickus                        President, Chief Executive Officer     May 30, 2003
_________________________                and Chairman of the Board
Joshua Pickus

*
_________________________                Chief Financial Officer                May 30, 2003
Michael Shahbazian                       (Principal Financial Officer and
                                         Principal Accounting Officer)

*
_________________________                Director                               May 30, 2003
Ravi Chiruvolu

*
_________________________                Director                               May 30, 2003
Matt Miller

*
_________________________                Director                               May 30, 2003
Edward F. Thompson

*
_________________________                Director                               May 30, 2003
Peter Thompson

*
_________________________                Director                               May 30, 2003
Val E. Vaden

* By:    /s/ Joshua Pickus
         _________________________
         Joshua Pickus
         Attorney-in-Fact


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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June 2, 2003
                                                /s/ Joshua Pickus
                                                _____________________________
                                                Joshua Pickus
                                                Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June 2, 2003
                                                  /s/ Michael Shahbazian
                                                  ___________________________
                                                  Michael Shahbazian
                                                  Chief Financial Officer

                                  Exhibit Index

  Number                        Exhibit Title

   23.1       Consent of KPMG LLP

   99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002