Form 10-Q
period 2003-04-30
NIKU CORP
filed 2003-06-16
CIK 1076641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No  (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  )  No  (X)

The number of shares outstanding of the registrant’s common stock as of May 31, 2003 was 11,919,617.

NIKU CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30,	January 31,

	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$23,179	$16,670
Current portion of restricted cash	—	229

Total cash, cash equivalents and current portion of restricted cash	23,179	16,899
Accounts receivable, net	6,139	7,211
Prepaid expenses and other current assets	2,376	1,687

Total current assets	31,694	25,797
Restricted cash	1,108	1,108
Property and equipment, net	2,115	2,515
Deposits and other assets	997	1,143

Total assets	$35,914	$30,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,652	$2,422
Accrued liabilities	5,828	6,180
Accrued restructuring	2,610	5,550
Bank borrowings and other short-term obligations	4,531	1,051
Deferred revenue	8,898	9,375

Total current liabilities	23,519	24,578
Long-term accrued restructuring	5,971	6,209
Long-term portion of bank borrowings	—	3,750

Total liabilities	29,490	34,537
Stockholders’ equity (deficit)	6,424	(3,974)

Total liabilities and stockholders’ equity (deficit)	$35,914	$30,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,

	2003	2002

Revenue:
License	$3,213	$5,691
Services	6,626	8,436

Total revenue	9,839	14,127

Cost of revenue:
License	(24)	316
Services (exclusive of stock-based compensation of $1 and ($260) for the three months ended April 30, 2003 and 2002, respectively)	2,650	3,766

Total cost of revenue	2,626	4,082

Gross profit	7,213	10,045

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $17 and ($1,950) for the three months ended April 30, 2003 and 2002, respectively)	3,582	8,147
Research and development (exclusive of stock-based compensation of $8 and ($1,206) for the three months ended April 30, 2003 and 2002, respectively)	1,897	4,029
General and administrative (exclusive of stock-based compensation of $35 and ($230) for the three months ended April 30, 2003 and 2002, respectively)	1,537	2,207
Stock-based compensation	61	(3,646)
Restructuring and other	—	(838)

Total operating expenses	7,077	9,899

Operating income	136	146
Interest and other income (expense), net	(34)	120

Net income	$102	$266

Basic net income per share	$0.01	$0.04

Shares used in computing basic net income per share	10,433	7,386

Diluted net income per share	$0.01	$0.03

Shares used in computing diluted net income per share	10,678	7,766

Comprehensive income:
Net income	$102	$266
Foreign currency translation adjustments	7	61

Comprehensive income	$109	$327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,

	2003	2002

Cash flows from operating activities:
Net income	$102	$266
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	419	1,197
Restructuring and other	—	(771)
Stock-based compensation	61	(3,646)
Provision for doubtful accounts receivable	54	—
Interest on notes receivable from stockholders	—	(20)
Issuance of common stock for services received	3	—
Changes in operating assets and liabilities:
Accounts receivable	1,018	5,738
Prepaid expenses and other current assets	(689)	762
Accounts payable	(770)	949
Accrued liabilities	(352)	(4,442)
Accrued restructuring	(3,178)	(978)
Deferred revenue	(477)	(1,298)

Net cash used in operating activities	(3,809)	(2,243)

Cash flows from investing activities:
Purchases of property and equipment	(15)	(219)
Releases (purchases) of investments of restricted cash, net	229	(6,300)
Deposits and other assets	146	(1)

Net cash provided by (used in) investing activities	360	(6,520)

Cash flows from financing activities:
Issuance of common stock	9	385
Issuance of common stock and warrants in connection with a private placement, net	10,216	—
Repayment on bank term loan	(250)	—
Repayment of debt and capital lease obligations	(20)	(81)

Net cash provided by financing activities	9,955	304

Net decrease in cash and cash equivalents	6,506	(8,459)
Effect of exchange rate changes	3	52
Cash and cash equivalents, beginning of period	16,670	51,585

Cash and cash equivalents, end of period	$23,179	$43,178

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$38	$16

Noncash investing and financing activities:
Deferred compensation	$27	$—

Reversal of deferred stock-based compensation	$—	$16,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (Company) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2003, included in the Company’s fiscal 2003 Annual Report on Form 10-K, as amended.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, revenue recognition, allowance for doubtful accounts, depreciation and amortization, sales returns, taxes, impairment, restructuring, accrued liabilities and contingencies. Actual results could differ from those estimates.

Reclassification

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Stock Split

     On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and income per share amounts reflect the reverse stock split.

Stock-Based Compensation

     The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Stock-based compensation is being amortized over the vesting period of the individual award in a manner consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and EITF

Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure requirements of SFAS No. 148 in fiscal 2003. The Company adopted the interim disclosure requirements of SFAS 148 during the first quarter of fiscal 2004.

     Under the intrinsic-value method used by the Company to account for its employee stock-based compensation, no compensation cost has been recognized for any stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through February 28, 2000 prior to the Company’s initial public offering and certain stock options granted in November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and certain stock options granted in November 2001, the Company recorded deferred stock compensation for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock and such difference is being amortized over the vesting period, consistent with the method described in FASB Interpretation No. 28.

     Had compensation costs been recorded by the Company in its consolidated statements of operations in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	April 30,

	2003	2002

Net income, as reported	$102	$266
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	61	(3,646)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,257)	(1,182)

Pro forma net loss	$(1,094)	$(4,562)

Net income per share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.03

Pro forma net loss per share:
Basic	$(0.10)	$(0.62)

Diluted	$(0.10)	$(0.62)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions for stock options granted in the first quarter of fiscal 2004 and 2003, respectively:

	Three Months Ended
	April 30,

	2003	2002

Expected life (years)	2.0	2.0
Risk-free interest rate	1.51%	1.70%
Volatility	142%	158%

     The fair value of purchase rights under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for shares issued in the first quarter of fiscal 2003:

Three Months
Ended
April 30,

2002

Expected life (years)	1.25
Risk-free interest rate	1.70%
Volatility	158%

     The Company suspended its Employee Stock Purchase Plan in July 2002 so there are no weighted-average assumptions for the first quarter of fiscal 2004. The weighted average fair value of purchase rights granted under the Employee Stock Purchase Plan was $3.56 per share in the first quarter of fiscal 2003.

2.  Repricing of Stock Options

     On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules or other terms of the repriced stock options. Stock options held by the Company’s former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. The Company is accounting for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of April 30, 2003, the Company recorded no stock-based compensation in the first quarter of fiscal 2004 relating to these repriced stock options. As of April 30, 2003, deferred stock-based compensation relating to these repriced stock options was zero, reflecting the intrinsic value of unexercised repriced options as of April 30, 2003.

     In October 2002, the Company cancelled stock options to purchase 55,000 shares of common stock held by its chief executive officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of its common stock on the grant date. As a result, based on the closing price of its common stock of $4.67 on April 30, 2003, the Company recorded $35,000 in stock-based compensation in the first quarter of fiscal 2004. In May 2003, the Company’s chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and the Company recorded an additional $56,000 in stock-based compensation in May 2003. As all repriced options were exercised, the Company will no longer be required to record additional stock-based compensation relating to these stock options in the future.

3.  Stock Options Exchange Program

     On April 15, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of the Company’s common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. The Company’s chief executive officer, chief financial officer and members of the board of directors were not eligible to participate in the program. The stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, the Company’s employees tendered stock options for 525,031 shares of common stock. The Company expects to grant its employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, the Company will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. The Company will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that the Company’s stock price increases above $7.50.

4.  Restructuring and Other

     There were no restructuring charges in the first quarter of fiscal 2004 (quarter ended April 30, 2003). In the first quarter of fiscal 2004, the Company made the final lease termination payment of $2.0 million for the termination of a significant lease in Redwood City, California. The table below represents restructuring activities in the first quarter of fiscal 2004 (in thousands):

	Accrued	Paid in the	Accrued
	as of	Three Months Ended	as of
	January 31, 2003	April 30, 2003	April 30, 2003

Restructuring initiated in fiscal 2003
Severance	$1,031	$(483)	$548
Net lease commitment costs on vacated facilities	3,635	(2,364)	1,271
Computer and car leases	303	(97)	206
Other exit costs	588	(47)	541
Restructuring initiated in fiscal 2002
Net lease commitment costs on vacated facilities	6,029	(187)	5,842
Exit costs for business line	173	—	173

	$11,759	$(3,178)	$8,581

     The Company expects that of the restructuring and other charges accrued as of April 30, 2003, severance costs will be paid by the second quarter of fiscal 2004, exit costs for business line (related to Legal vertical market) will be paid no later than May 2004, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

     In the first quarter of fiscal 2003, the Company recorded a credit of $806,000 in restructuring and other charges related primarily to the value of 40,518 shares of our common stock released from escrow accounts in which they had been placed in conjunction with the acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. The table below represents restructuring activities in the first quarter of fiscal 2003 (in thousands):

		Restructuring
		and Other	Reclassifications and
	Accrued	Charges in the	Write Offs in the	Paid in the	Accrued
	as of	Three Months Ended	Three Months Ended	Three Months Ended	as of
	January 31, 2002	April 30, 2002	April 30, 2002	April 30, 2002	April 30, 2002

Severance	$265	$91	$—	$(235)	$121
Net lease commitment costs on vacated facilities	10,666	(59)	—	(761)	9,846
Exit costs for business line	643	(98)	—	(149)	396
Other exit costs	424	34	(35)	(204)	219
Escrow shares adjustment	—	(806)	806	—	—

	$11,998	$(838)	$771	$(1,349)	$10,582

5. Net Income Per Share

     The following reconciles the numerators and denominators of basic and diluted net income per share:

	Three Months Ended
	April 30,

	2003	2002

	(in thousands, except per share data)
Numerator - net income	$102	$266

Denominator - shares:
Basic weighted-average shares	10,433	7,386
Effect of dilutive stock options	222	380
Effect of dilutive warrants	23	—

Diluted weighted-average shares	10,678	7,766

Net income per share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.03

     The computation of diluted net income for the quarters ended April 30, 2003 and 2002, excludes stock options to purchase 1,170,000 and 2,448,000 shares of common stock and warrants to purchase 383,000 and 46,000 shares of common stock, respectively. The shares were excluded as the exercise prices for such options and warrants were greater than the average market price of the Company’s common stock for the respective period, and their inclusion would be antidilutive. The weighted-average exercise price of anti-dilutive options outstanding as of April 30, 2003 and 2002 was $6.67 and $48.30 per share, respectively. The weighted-average exercise price of anti-dilutive warrants as of April 30, 2003 and 2002 was $4.70 and $115.80 per share, respectively.

6. Common Stock Financing

     In February 2003, the Company entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of its common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, the Company issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, the Company’s stockholders approved the issuance of the remaining 1,538,495 shares of its common stock and warrants to purchase 192,314 shares of common stock. Following this approval, the Company completed the subsequent closing of this private placement and issued such remaining common stock and warrants. Total estimated net proceeds from the private placement approximated $10.2 million.

7. Debt

     The Company has a term loan for $5.0 million from a financial institution. The Company entered into this loan in September 2002. The term loan is secured by the Company’s tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. The Company is required to make quarterly payments of principal and interest on a five-year amortization schedule. We have repaid $750,000 plus interest through June 2003. On the maturity date, the remaining principal balance of $3.8 million will be due. This term loan has certain financial covenants, including covenants requiring 1) cash on hand of $10.5 million as of April 30, 2003, 2) minimum revenue of $11.5 million for the quarter ended April 30, 2003, 3) operating expenses not to exceed $11.0 million for the quarter ended April 30, 2003 and 4) the ratio of cash and cash equivalents to outstanding balance of the term loan shall at all time be equal to 1.25 or higher. The Company received a waiver for the minimum revenue covenant prior to April 30, 2003 therefore as of April 30, 2003 the Company was in compliance with all financial covenants. Starting May 1, 2003, the Company is no longer subject to the financial covenants relating to cash on hand, revenue and operating expenses.

8. Notes Receivable from Stockholder

     In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, Joshua Pickus, who is now its chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from Mr. Pickus for $675,000, the fair market value of the common stock at that time, and Mr. Pickus used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of Mr. Pickus. On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, Mr. Pickus made a $120,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000.

9. Segment Reporting

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

     Disaggregated product information is as follows (in thousands):

	Three Months Ended
	April 30,

	2003	2002

License	$3,213	$5,691
Services:
Consulting	2,475	3,454
Maintenance	4,151	4,982

	$9,839	$14,127

     The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the Netherlands, United Kingdom, France and the rest of Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended
	April 30,

	2003	2002

United States	$5,525	$7,874
The Netherlands	1,549	746
United Kingdom	1,212	2,698
France	1,074	1,348
Europe Others	479	1,461

	$9,839	$14,127

     The Company’s long-lived assets residing in countries other than in the United States are insignificant.

     There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) as of April 30, 2003 and 2002, respectively. There were no customers individually representing more than 10% of total revenue in the first quarter of fiscal 2004. One customer represented 10.8% of total revenue in the first quarter of fiscal 2003.

10. Litigation

     In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s initial public offering (IPO), the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place in relation to the issuers. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These cases seek compensatory damages in unspecified amounts as well as other relief.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K for the fiscal year ended January 31, 2003 and in our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “potential,” “strategy,” “plan” and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Factors That May Affect Future Results"

herein and in our annual report on Form 10-K for the year ended January 31, 2003 and in our other filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report. We do not assume any duty to update them.

Overview

     We provide portfolio management software for large enterprises. Our principal customers within these enterprises are information technology departments, new product development groups and consulting organizations. Our software provides executives with current and accurate information on the status of their projects, programs, resources and budgets, giving them the ability to manage their portfolio with control and predictability. Our software also allows project managers and members of project teams to schedule projects, collaborate and communicate on tasks and deliverables, track time and expense, and create and disseminate best practices for project and program management. Our software is based on a web services architecture that is delivered through a web browser, integrates easily with other applications through extensible markup language (XML), and is scalable to support tens of thousands of users.

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

     Revenue Recognition

     We derive our revenue principally from licenses of our products, maintenance and support of our products, and delivery of implementation services. We offer our products primarily through our direct sales force. We also offer our products indirectly through certain channel partners.

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

     Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment or electronic delivery of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance when such acceptance is required by the terms of the contract. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, revenue is recognized when these products or services are delivered.

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

     We have never engaged in a transaction in which we provided product licenses or services to a customer in exchange for an equity interest. We recognized no revenue under any type of reciprocal arrangements in the first quarter of fiscal 2004, fiscal 2003 or in fiscal 2002.

     Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which we have been paid and (3) transactions in which one of the four revenue recognition criteria has not been met but cash has been received.

     Accounts Receivable

     Accounts receivable are recorded net of allowances for doubtful accounts and totaled $6.1 million and $7.2 million as of April 30, 2003 and January 31, 2003, respectively. The allowances for doubtful accounts were $1.0 million and $1.0 million as of April 30, 2003 and January 31, 2003, respectively. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

     Impairment Assessment

     We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period, our market capitalization relative to net book value, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value of an asset considers prices for similar assets and the results of valuation techniques to the extent available under the circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     There were no asset impairment and other charges in the first quarter of fiscal 2004 or the first quarter of fiscal 2003. In the second quarter and third quarter of fiscal 2003, we recorded $425,000 and $75,000, respectively, in asset impairment charges related to a $500,000 strategic equity investment we made in a private company in April 2000. In April 2000, we purchased 75,000 shares of the private company’s common stock at $6.67 per share. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms in a proposed financing subsequent to the first quarter of fiscal 2003, which indicated that its price per share has dropped to $0.32 per share, we determined that the investment impairment was other than temporary and recorded an asset impairment charge in the second and third quarter of fiscal 2003.

     Restructuring Reserves for Vacated Leased Facilities

     We have recorded restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We regularly review these estimates in the second quarter and fourth quarter of each year or anytime we have persuasive evidence that a change in estimate has occurred. To the extent that these estimates change due to changes in market conditions, the ultimate restructuring expenses for vacated leases could vary by material amounts.

     Future lease payments, net of estimated sublease income, relating to facilities that we vacated pursuant to our restructuring program, amount to $1.5 million, $681,000, $968,000, $942,000 and $1.3 million for the twelve months ending April 30, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.1 million thereafter.

Private Placement of Common Stock and Warrants to Purchase Common Stock

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. Following this approval, we completed the subsequent closing of this private placement and issued such remaining common stock and warrants. Total estimated net proceeds from the private placement approximated $10.2 million.

Reverse Stock Split

     On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and loss per share amounts reflect the reverse stock split.

Repricing of Stock Options

     On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options or other terms. Stock options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We are accounting for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of April 30, 2003, we recorded no stock-based compensation in the first quarter of fiscal 2004 relating to these repriced stock options. As of April 30, 2003, deferred stock-based compensation relating to these repriced stock options was zero, reflecting the intrinsic value of unexercised repriced stock options as of April 30, 2003. To the extent that our stock price increases above $7.50 in future periods for options that were repriced but not tendered pursuant to the voluntary stock option exchange program described below, we will need to record additional stock-based compensation expense.

     In October 2002, we cancelled stock options to purchase 55,000 shares of common stock held by our chief executive officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.67 on April 30, 2003, we recorded $35,000 in stock-based compensation in the first quarter of fiscal 2003. In May 2003, our chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and we recorded an additional $56,000 in stock-based compensation in May 2003. As all repriced options were exercised, we will no longer be required to record additional stock-based compensation relating to these stock options in the future.

     On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. Our chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock. We expect to grant our employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50.

Pro Forma Financial Results

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). We also disclose and discuss certain pro forma financial information in the quarterly and annual financial results press release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation, restructuring and other charges and impairment charges. We believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read the portions of our quarterly and annual financial results press releases which compare GAAP financial information with the pro forma financial results, and include a reconciliation of the GAAP and pro forma financial information.

Results of Operations

     The following table sets forth certain items in our condensed consolidated statements of operations for the three months ended April 30, 2003 and 2002 expressed as a percentage of total revenue:

	Three Months Ended
	April 30,

	2003	2002

Revenue:
License	32.7%	40.3%
Services	67.3	59.7

Total revenue	100.0	100.0

Cost of revenue:
License	(0.2)	2.2
Services	26.9	26.7

Total cost of revenue	26.7	28.9

Gross profit	73.3	71.1

Operating expenses:
Sales and marketing	36.4	57.7
Research and development	19.3	28.5
General and administrative	15.6	15.6
Stock-based compensation	0.6	(25.8)
Restructuring and other	—	(5.9)

Total operating expenses	71.9	70.1

Operating income	1.4	1.0
Interest and other income, net	(0.4)	0.9

Net income	1.0%	1.9%

Comparison of Three Months Ended April 30, 2003 and 2002

     Revenue

     License. License revenue consists of revenue from licenses of our software products. License revenue was $3.2 million and $5.7 million in the first quarter of fiscal 2004 and 2003, respectively, decreasing 43.5% period over period. We believe the decrease in license revenue in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a slowdown in corporate information technology spending and also restructuring program we implemented in fiscal 2003 in response to such slowdown in spending that reduced the number of revenue producing account executives. The slowdown in corporate information technology spending was primarily due to deteriorating results of our customers and a decline in the average size of license sales in part as a result of fewer seats being purchased and in part as a reduction in per seat price.

     Services. Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services was $2.5 million and $3.4 million in the first quarter of fiscal 2004 and 2003, respectively, decreasing 28.3% period over period. The decrease in services revenue from implementation services in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2003 which reduced revenue generating implementation services consultants and a decrease in license revenue that led to a decrease in demand for implementation services. Service revenue from maintenance and support contracts was $4.1 million and $5.0 million in the first quarter of fiscal 2004 and 2003, respectively, decreasing 16.7% period over period. The decrease in services revenue from maintenance and support in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a decrease in the number of supported users for maintenance renewals and no amortization in the first quarter of fiscal 2004 compared to $378,000 in the first quarter of fiscal 2003 for deferred maintenance revenue we assumed from the ABT acquisition in August 2000. We believe a decrease in license revenue will cause service revenue to decrease.

     Cost of Revenue

     Cost of license revenue. Cost of license revenue includes royalties due to third parties for embedding their technologies in our products, product packaging, documentation and shipping costs. Cost of license revenue was ($24,000) and $316,000 in the first quarter of fiscal 2004 and 2003, respectively, representing (0.7%) and 5.6% of total license revenue in the respective period. The decrease in cost of license revenue in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a decline in license revenue and the reversal of $110,000 in royalties previous accrued for a third party vendor as a result of a settlement during the first quarter of fiscal 2004 with such third party vendor. Royalties were calculated and paid quarterly based on among other things, percentage of total license revenue, number of seats sold or number of servers on which our customers have our product installed. There were no significant changes in the number of third party technologies we embedded in our products in the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003.

     Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services, maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $2.7 million and $3.8 million in the first quarter of fiscal 2004 and 2003, respectively. The decrease in cost of services revenue in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a $588,000 decrease in facility and IT department costs and a $327,000 reduction in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and benefits, marketing costs, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $3.6 million and $8.1 million in the first quarter of fiscal 2004 and 2003, respectively, representing 36.4% and 57.7% of total revenue in each respective period. The decrease in sales and marketing expenses in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a $2.0 million reduction in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003, a $1.6 million decrease in facility and IT department costs and a $448,000 decrease in commissions.

     Research and development. Research and development expenses consist primarily of salaries and benefits associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $1.9 million and $4.0 million in the first quarter of fiscal 2004 and 2003, respectively, representing 19.3% and 28.5% of total revenue in each respective period. The decrease in research and development expenses in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a $1.2 million decrease in facility and IT department costs and a $786,000 decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003.

     General and administrative. General and administrative expenses consist primarily of salaries and benefits and other related costs for finance, human resource, information technology and legal department employees, as well as professional services fees. General and administrative expenses were $1.5 million and $2.2 million in the first quarter of fiscal 2004 and 2003, respectively, representing 15.6% of total revenue in each respective period. The decrease in general and administrative expenses in absolute dollars in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 was primarily attributable to a $321,000 decrease in facility and IT department costs, a $132,000 decrease in legal fees, a $69,000 decrease in outside services and a $52,000 decrease in other employee related costs.

     Stock-based compensation. Amortization of stock-based compensation was $61,000 and ($3.6 million) in the first quarter of fiscal 2004 and 2003, respectively. The stock-based compensation in the first quarter of fiscal 2004 related to the remeasurement of stock options granted to our chief executive officer that were repriced in October 2002 and the amortization of stock options granted below fair market value prior to our initial public offering in February 2000. The recovery of stock-based compensation in the first quarter of fiscal 2003 was attributable to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002, which resulted in $4.8 million in recovery of stock-based compensation in the first quarter of fiscal 2003, offset by $1.2 million in other stock-based compensation. As a result of a stock option exchange program we initiated in May 2003, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50.

     Stock-based compensation by functional group for the first quarter of fiscal 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	April 30,

Services	$1	$(260)
Sales and marketing	17	(1,950)
Research and development	8	(1,206)
General and administrative	35	(230)

	$61	$(3,646)

     Restructuring and other. There were no restructuring charges in the first quarter of fiscal 2004. In the first quarter of fiscal 2003, we recorded a credit of $806,000 in restructuring and other charges related primarily to the value of 40,518 shares of our common stock released from escrow accounts in which they had been placed in conjunction with the acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001.

     Interest and Other Income (Expense), Net

     Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Interest income and other income (expense), net was ($34,000) and $120,000 in the first quarter of fiscal 2004 and 2003, respectively. The change to a net interest expense and other expense in the first quarter of fiscal 2004 from a net interest income and other income in the first quarter of fiscal 2003 was primarily attributable to lower invested cash balance, which yielded lower interest income, and interest expense from the $5.0 million bank borrowings under a term loan.

Liquidity and Capital Resources

     Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of April 30, 2003, we had cash and cash equivalents of $23.2 million. We also had restricted cash in the amount of $1.1 million in the form of a certificate of deposit securing a letter of credit for a leased facility. We had bank borrowings under a term loan of $4.5 million as of April 30, 2003, of which $250,000 plus interest was repaid in June 2003. As of April 30, 2003, we had working capital of $8.2 million, compared to working capital of $1.2 million as of January 31, 2003. The increase in working capital as of April 30, 2003 was primarily attributable to increases in cash and cash equivalents in connection with our recent private placement described below and an increase in prepaid expenses and a decrease in accrued restructuring, offset in part by a reclassification of long-term portion of bank borrowings to short-term bank borrowings and a decrease in net accounts receivable. We believe that cash from operations and existing cash, including the $10.2 million net proceeds from the private placement, will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months. As of April 30, 2003, we had no material commitments for capital expenditures.

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. Following this approval, we completed the subsequent closing of this private placement and issued such remaining common stock and warrants. Total net proceeds from the private placement approximated $10.2 million.

     Net cash used in operating activities was $3.8 million and $2.2 million in the first quarter of fiscal 2004 and 2003, respectively. Net cash used in operating activities in the first quarter of fiscal 2004 was primarily attributable to decreases in accrued restructuring and accounts payable and an increase in prepaid expenses and other current assets, offset in part by a decrease in accounts receivable. In the first quarter of fiscal 2004, we made the final lease termination payment of $2.0 million for the termination of a significant lease in Redwood City, California. Net cash used in operating activities in the first quarter of fiscal 2003 was primarily attributable to a decrease in accrued liabilities, stock-based compensation credit and a decrease in deferred revenue, offset in part by a decrease in accounts receivable.

     Net cash provided by (used in) investing activities was $360,000 and $(6.5 million) in the first quarter of fiscal 2004 and 2003, respectively. Net cash provided by investing activities in the first quarter of fiscal 2004 was primarily attributable to a release of investments of restricted cash and a decrease in deposits and other assets. Net cash used in investing activities in the first quarter of fiscal 2003 was primarily attributable net purchases of investments for restricted cash.

     Net cash provided by financing activities was $10.0 million and $304,000 in the first quarter of fiscal 2004 and 2003, respectively. Net cash provided by financing activities in the first quarter of fiscal 2004 was primarily attributable to net proceeds from the issuance of common stock and warrants in connection with the private placement, offset in part by a $250,000 repayment in bank borrowings. Net cash provided by financing activities in the first quarter of fiscal 2003 was primarily attributable to issuance of common stock from stock options exercised.

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

     We currently have a term loan for $5.0 million from a financial institution. We entered into this loan in September 2002. The term loan is secured by our tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. We are required to make quarterly payments of principal and interest on a five-year amortization schedule. We have repaid $750,000 plus interest through June 2003. On the maturity date, the remaining principal balance of $3.8 million will be due. This term loan has certain financial covenants, including covenants requiring 1) cash on hand of $10.5 million as of April 30, 2003, 2) minimum revenue of $11.5 million for the quarter ended April 30, 2003, 3) operating expenses not to exceed $11.0 million for the quarter ended April 30, 2003 and 4) the ratio of cash and cash equivalents to outstanding balance of the term loan shall at all time be equal to 1.25 or higher. We received a waiver for the revenue covenants prior to April 30, 2003 therefore as of April 30, 2003 we were in compliance with all financial covenants. Starting May 1, 2003, we are no longer subject to the financial covenants relating to cash on hand, revenue and operating expenses.

     Future minimum lease and termination payments under operating leases and payments under bank borrowings are as follows as of April 30, 2003 (in thousands):

	Operating	Bank
Twelve Months Ended April 30,	Leases	Borrowings	Total

2004	$4,029	$4,500	$8,529
2005	2,719	—	2,719
2006	1,727	—	1,727
2007	1,265	—	1,265
2008	1,434	—	1,434
Thereafter	2,240	—	2,240

Total payments	$13,414	$4,500	$17,914

     Lease payments above, net of estimated sublease income, relating to facilities that we have vacated pursuant to our restructuring program, amount to $1.5 million, $681,000, $968,000, $942,000 and $1.3 million for the twelve months ended April 30, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.1 million thereafter. We regularly review the estimates for sublease income in the second and fourth quarter of each year or anytime we have persuasive evidence that a change of estimate has occurred. To the extent that these estimates change due to changes in market condition, the ultimate restructuring payments could vary by material amounts.

     We have working capital of $8.2 million as of April 30, 2003. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing in the future. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 in the first quarter of fiscal 2004 did not have a material effect on our financial position or results of operations.

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value only when the liability is initially incurred. SFAS

No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our financial position or results of operations.

     In November 2002, FASB issued FASB Interpretation No. 45, or FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We had no existing guarantees as of April 30, 2003, and the adoption of FIN No. 45 did not have a material effect on our financial position or results of operations. Indemnification and warranty provisions within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provision historically. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of April 30, 2003. We will apply the consolidation requirement of FIN No. 46 in future periods if we should own any interest in any variable interest entity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

We have a limited operating history, a history of losses and an accumulated deficit of $499.6 million. Continued losses could deplete our cash resources and may cause us to be unable to implement our business plan.

     We were incorporated in January 1998 and began licensing our software in December 1998. Until recently, we experienced GAAP losses for almost every quarter of our history, and have not yet been profitable on an annual basis. We had net loss of $37.8 million in the year ended January 31, 2003. We had an accumulated deficit of $499.6 million as of April 30, 2003. Although our financial results have improved recently, these improvements may not continue, and we may incur losses in the future. Additional losses will reduce the cash available to us to run our business, and unless financing is available to us from other sources, we may become unable to implement our business plan.

Our quarterly financial results have fluctuated significantly in the past, and if our future results are below our expectations or those of our investors, the price of our common stock would likely decline.

     Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions which could be impacted during a new release cycle. In addition, we may be unable to accurately forecast our operating results because our operating history is limited and our business and the market in which we operate is changing rapidly and we have limited visibility into our future revenue, especially license revenue, because revenue historically has been heavily concentrated in the third month of each quarter. If we fail to meet expectations, our stock price will likely decline.

     We have limited visibility into our future revenue, especially license revenue, which historically has been heavily concentrated in the third month of each quarter due to traditional buying patterns in the software industry in which customers often defer purchases until the third month of a vendor’s fiscal quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

     Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the renewal or non-renewal of annual maintenance contracts to our customers;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	variability in the mix of our product and services revenue in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business; and

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated.

     Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors with regard to our future operating results, the price of our common stock would likely decline.

The decline in spending on information technology has decreased the demand for our products and services, has adversely affected our revenue and may continue to adversely affect our revenue in the future.

     Our total revenue was $9.8 million in the first quarter of fiscal 2004, compared to $14.1 million in the first quarter of fiscal 2003. Our license revenue was $3.2 million in the first quarter of fiscal 2004, compared to $5.7 million in the first quarter of fiscal 2003. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions and international conflicts have contributed to a decrease in demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate remains depressed or worsens, or international conflicts develop or worsen, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid future losses. Even if economic conditions improve and international conflicts diminish, corporations may not increase their information technology spending in our market and we may be unable to maintain or improve revenue levels.

Our products have a long sales cycle, which increases the cost of completing sales and renders completion of sales less predictable.

     The sales cycle for our products is long, typically from six to nine months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. Our lengthy sales cycle increases our costs and may cause license revenue and other operating results to vary significantly from period to period. Our products often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

We experience seasonality in our sales both in the United States and in our European operations, which could cause our quarterly operating results to fluctuate and could deplete our cash reserves.

     We experience seasonality in the licensing of our products and sales of our services. For example, revenue historically has been lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that revenue may decline during July and August, particularly in European markets, such as France, Germany, the United Kingdom and the Netherlands. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results depleting our cash reserves and adversely affecting our ability to pursue business opportunities.

Because the application of our product is complex, our products, including our recently released Niku 6.1, may contain undetected defects and errors which could result in loss of or delay in revenue, failure to achieve market acceptance or increased costs and liabilities.

     Products as complex as those we offer or are developing, including our recently released Niku 6.1, may contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. Such errors could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with our current and prospective customers. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and increased costs to correct errors, any of which could significantly harm our business.

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

Implementation of our products may be costly and time-consuming, and customers may become dissatisfied with the implementation time, expense or personnel requirements, which could harm our reputation and adversely affect market acceptance of our products.

     Implementation of our products may be costly and time-consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, our losses could increase if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues, which would adversely affect our operating results. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time consuming and expensive and could lead to customer dissatisfaction and increased expenses. In the event that customers become dissatisfied with this process, our reputation may be harmed and the acceptance of our products by the market may decrease.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry.

     Rapidly changing technology and standards may impede market acceptance of our products and services. Our business relies primarily on our licensing the rights of two of our products and their components. Our new products have been designed based upon currently prevailing technologies such as extensible markup language (XML), extensible stylesheet language (XSL), Java Two Platform Enterprise Edition (J2EE) and Simple Object Access Protocol (SOAP). If new technologies emerge that are incompatible with one or both of our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

     Additionally, we design our products to work with databases such as Oracle Database Server and SQL Server and operating systems such as Sun Solaris, Microsoft Windows and HP UX. Any changes to those databases or operating systems, or increasing popularity of other databases or operating systems, might require us to modify one or both of our products or services and could cause us to delay releasing future products and enhancements. As a result, the timing and nature of new product introductions or product modifications, and increases and decreases in the market acceptance of databases and operating systems, as well as web servers and other enterprise and Internet-based applications could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products.

Because a significant part of our revenues comes from our international operations, we are subject to risks inherent in doing business in foreign countries that could impair our results of operations.

               In the first quarter of fiscal 2004, international revenue represented 43.8% of our total revenue, compared to 44.3% in the first quarter of fiscal 2003. International license revenue represented 45.4% of our total license revenue in the first quarter of fiscal 2004, compared to 33.2% in the first quarter of fiscal 2003. International activities are a significant part of our business.

               As we operate internationally, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in France, Germany and the Netherlands or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in certain relevant European markets;

•	difficulties in collecting accounts receivable in foreign countries; particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

Our market is highly competitive and characterized by rapid technological change which could make it difficult for us to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

               The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house developments and IT organizations. The primary competitive factors include price, product functionality, product installation, product integration, ability to scale, worldwide sales infrastructure, worldwide support infrastructure, and worldwide professional services infrastructure. Some of our competitors include:

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

We have recently experienced a leadership transition. If the transition is not completed successfully or if any of the key employees leave, our business operations could be adversely affected.

     In November 2002, Joshua Pickus, our chief financial officer, succeeded Farzad Dibachi as our president and chief executive officer. In November 2002, our executive vice president of strategy and planning who was the wife our former chief executive officer, also resigned. In January 2003, we hired Michael Shahbazian as our new chief financial officer. Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and on our ability to retain the services of Mr. Pickus, Mr. Shahbazian and other key employees. We do not have employment contracts for a defined term with our employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business.

If we deplete our limited working capital we may not be able to raise additional funds in the future and might be unable to execute our business plan.

     As of April 30, 2003, we had cash and cash equivalents of $23.2 million. This amount includes net proceeds of approximately $10.2 million from a private placement we completed in April 2003 and $4.5 million in bank borrowings under a term loan, of which $250,000 plus interest was repaid in June 2003. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

As a result of the repricing of our options, we may continue to incur stock-based compensation expense in future periods, which would adversely affect our results of operation.

     We may continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the repricing of our stock options and the issuance of stock and stock options below fair market value. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules or other terms of the repriced stock options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We are accounting for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of April 30, 2003, we recorded no stock-based compensation in the first quarter of fiscal 2004 relating to these repriced stock options. As of April 30, 2003, deferred stock-based compensation relating to these repriced stock options was zero, reflecting the intrinsic value of unexercised repriced options as of April 30, 2003. To the extent that our stock price increases above $7.50 in future periods for options that were repriced but not tendered pursuant to the stock exchange program described below, we will need to record additional stock-based compensation expense.

     In October 2002, we cancelled stock options to purchase 55,000 shares of common stock held by our chief executive officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.67 on April 30, 2003, we recorded $35,000 in stock-based compensation in the first quarter of fiscal 2004. In May 2003, our chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and we recorded an additional $56,000 in stock-based compensation in May 2003. As all repriced options held by our chief executive officer were exercised, we will no longer be required to record additional stock-based compensation relating to these stock options in the future.

     On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees was given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old option been exercisable for 15% more shares. Our chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock. We expect to grant our employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50.

If we are unable to protect and enforce our intellectual property rights, our competitors might be able to use our technologies to develop their own products, which would harm our ability to compete.

     We regard substantial elements of our products as proprietary and protect them by relying on copyright, trade secrets, patent, trademark and service mark laws and restrictions, as well as non-disclosure agreements and confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time-consuming and expensive. We may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business and our ability to compete.

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

               Although we have taken precautionary measures to maintain our proprietary information, others may acquire equivalent information or otherwise gain access to or disclose our proprietary information. In the event that we are unable to meaningfully protect our rights to our proprietary information, our ability to compete will likely be harmed.

We indemnify our customers against infringement claims involving our products, which could require us to incur substantial costs defending our rights and the interests of our customers.

               Our standard product licenses provide that we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all. If we are unable to license our technology, we would be unable to support our operations.

Because our stock price is volatile and the trading volume is low, you may not be able to resell your shares at or above the price that your paid, or at all.

               The market price of our common stock is extremely volatile and has ranged from over $100 per share to less than $1.00 per share since February 2000 and typically has a low trading volume. We cannot predict the extent to which investor interest in our stock will create or sustain an active trading market. If a more active market does develop, the price of our stock may be highly volatile. The sale of a larger block of our shares could depress the price of our shares to a greater degree than a company that typically has a higher volume of trading in its securities. As a result, the investors in our stock may not be able to liquidate their investment without considerable delay, if at all.

Provisions of Delaware law, our certificate of incorporation and bylaws, certain voting agreements and the concentration of stock ownership could delay or prevent a change of control, even if doing so would benefit our stockholders.

               Provisions of Delaware law, our certificate of incorporation and bylaws, certain voting agreements of our stockholders and the concentration of ownership of our stock could have the effect of delaying or preventing a change in control, even if a change in control would presumably be beneficial to our stockholders. These provisions include:

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

               In addition, Farzad and Rhonda Dibachi, our former chief executive officer and executive vice president of strategy and planning, and Limar Realty Corp. #30, the landlord for a significant facility in Redwood City, California, whose lease we terminated in fiscal 2003, have entered into voting agreements in which they have agreed, in the case of the Dibachis, to vote as recommended unanimously by the board and, in the case of Limar, to vote as recommended by the board or in the same proportion as other votes cast on a given matter (excluding votes by the Dibachis). These provisions could delay or prevent an attempt to replace or remove our management and may make it more difficult for another party to take over our company without the approval of our board.

               Further, Walden VC and its related funds beneficially own 21% of our outstanding common stock. This concentration of ownership gives Walden significant power to effect the outcome of matters requiring shareholder approval, including the election of directors or to delay or prevent a change of control of the business that may be in the best interests of other stockholders.

A large percentage of our stock is concentrated with a few shareholders. If any one of those shareholders or a combination of multiple shareholders elected to sell a substantial amount of our common stock it could cause our stock price to decline.

               A significant amount of our outstanding stock is now owned by one institution and a few individual investors and will become eligible for immediate resale to the public upon effectiveness of the related registration statement. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could harm the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

               We develop products in the United States and market our products in North America and Europe and to a lesser degree in Asia. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 43.8% of our total revenue was made in currencies other than U.S. dollars in the first quarter of fiscal 2004. Our exposures to foreign exchange rate fluctuations also arise in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in the local currency of the foreign subsidiary. We expect that exchange rate fluctuations will affect our financial results in the future. We currently do not use financial instruments to hedge operating expenses of our European subsidiaries. Historically, we have not utilize financial instruments for hedging purpose. Starting in the second quarter of fiscal 2004, we started hedging our intercompany accounts denominated in foreign currency. We will continue to assess the need to further utilize financial instruments to hedge currency exposures on an ongoing basis. The effect of foreign exchange rate fluctuations in the first quarter of fiscal 2004 was not material.

               Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We do not believe that we have interest rate exposure on our bank term loan because the interest rate is fixed. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position and results of operations.

Item 4. Controls and Procedures

               Evaluation of Disclosure Controls and Procedures

               Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q (Evaluation Date). Based on such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting management on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

     Changes in Internal Controls

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could affect such controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s initial public offering (IPO), the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of ours in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place in relation to the issuers. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These cases seek compensatory damages in unspecified amounts as well as other relief.

Item 2. Changes in Securities and Use of Proceeds

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. Following this approval, we completed the subsequent closing of this private placement and issued such remaining common stock and warrants. These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. The aggregate offering price for the securities was approximately $10.5 million and total net proceeds from the private placement were approximately $10.2 million.

Item 4. Submission of Matter to a Vote of Security Holders

     A Special Meeting of our Stockholders was held on April 10, 2003, during which the following two proposals were voted upon as follows:

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

For	Against	Abstain
5,148,044	48,166	1,541,735

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number	Exhibit Title
3.1 (1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3 (3)	Registrant’s Amended and Restated Bylaws.

4.1 (4)	Form of Warrant to Purchase Common Stock of the Registrant, dated February 12, 2003.

4.2 (4)	Registration Rights Agreement by and between various Investor and the Registrant, dated February 12, 2003.

10.1(4)	Common Stock and Warrant Purchase Agreement by and between various Investors and the Registrant, dated February 12, 2003.

10.2	Offer Letter for Michael Shahbazian.

99.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(3)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2003.

(b)  Reports on Form 8-K

     On February 18, 2003, we filed a current report on Form 8-K to announce a $10.5 million common stock financing.

     On April 15, 2003, we filed a current report on Form 8-K to announce the closing of the $10.5 million common stock financing.

     On May 5, 2003, we filed a current report on Form 8-K to announce our preliminary financial results for the quarter ended April 30, 2003.

     On May 15, 2003, we filed a current report on Form 8-K to announce our financial results for the quarter ended April 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION

Date: June 16, 2003	By:	/s/ JOSHUA PICKUS

Joshua Pickus
Chief Executive Officer

Date: June 16, 2003	By:	/s/ MICHAEL SHAHBAZIAN

Michael Shahbazian
Chief Financial Officer (Chief Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

          I, Joshua Pickus, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of Niku Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     (a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     (b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    (c)      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    (a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 16, 2003
/s/ JOSHUA PICKUS
Joshua Pickus
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

          I, Michael Shahbazian, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of Niku Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (b)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    (d)      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    (e)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (f)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 16, 2003
/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Chief Financial Officer (Chief Accounting Officer)

Exhibit Index

Number	Exhibit Title
9.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

9.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

10.2	Offer Letter for Michael Shahbazian.