Form 10-K/A
period 2003-01-31
NIKU CORP
filed 2003-08-06
CIK 1076641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

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

      The number of shares outstanding of the registrant’s common stock as of June 30, 2003 was 11,921,440.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

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

Products

      Our flagship product is Niku 6. Niku 6 manages individual projects, project and program portfolios, and related resources, linking them in a single repository with the views necessary to categorize and assess current and future projects in the context of business imperatives. Niku 6 offers functionality for project and program management, resource management, financial management (billing and charge-backs), as well as portfolio analysis (categorization and ranking of initiatives) and process improvement (methodologies and templates for project portfolio assessment).

      Niku 6 is composed of a base module as well as specific functional modules. The base module, Niku Projects, is required for all installations and includes project management, collaboration, business intelligence, workflow and integration functionality. Six optional modules, which may be licensed individually or as an integrated suite, add advanced functionality. The seven Niku 6 modules are described below.

•	Niku Project. Niku 6 Project helps organizations manage projects from origination to completion. The Niku 6 Project module provides complete functionality for planning, estimating, scheduling, time capture and analysis, collaboration, workflow and reporting, as well as bi-directional integration with Microsoft Project.

•	Resource Planner. Niku 6 Resource Planner offers capabilities to ensure that the right people are working on the right things at the right time. Included in the module are capacity planning and demand management, as well as functionality for resource requisition, resource allocation and resource evaluation. Using this functionality, customers can view and manage resource schedules and can reserve and allocate resources in real time while tracking employee backgrounds and levels of experience in different specialties.

•	Portfolio Manager. Niku 6 Portfolio Manager allows customers to manage groups of projects, to aggregate them into programs and to analyze project portfolios on a return on investment, benefits stream and balanced scorecard basis. The module also offers a customizable portfolio dashboard that provides visibility into the key metric tracking portfolio performance.

•	Financial Manager. Niku 6 Financial Manager offers project-based financial planning capabilities. Included in the module are project budgeting, forecasting and analysis functionality, as well as full support for costing and billing, as well as interdepartmental and intercompany chargebacks allocations.

•	Niku Workbench. Niku 6 Workbench is a desktop application for project scheduling and management that enables project managers to create work breakdown structures with tasks and milestones, set baselines, schedule project plans with dependencies, assign resources to tasks, and adjust the schedule as actual work is recorded. All Niku 6 Workbench activities are integrated with the other modules of Niku 6.

•	Niku Studio. Niku 6 Studio contains an authoring environment. Using Niku 6 Studio, customers can create custom pages, modify user interfaces and develop portlets tailored to their specific needs. Niku 6 Studio also includes editing functionality for both menus and charts.

•	Niku Author. Customers wishing to create or customize project-based methodologies may license the Niku 6 Author. This module contains delivery templates including forms, training documents and worksheets, task and role planning capabilities and best practice creation and modification tools. Niku offers an of-the-shelf Six Sigma methodology that includes tasks and forms supporting the DMAIC model. Six Sigma is a management methodology that seeks to improve an organization’s profitability by decreasing its cost of quality.

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

      We have technology relationships with hardware and database server vendors because our customers run our product on various hardware and database servers. We incorporate third party technologies into our products for functionalities such as reporting engines, application servers, synchronization engines and search engines. Royalties are calculated based on (1) a percentage of license revenue, (2) the number of seats sold, or (3) the number of servers on which our customers have installed our software. Each of these vendors provides functionalities available from multiple other vendors and that we could develop ourselves. As a result, we do not believe that we are substantially dependent on any of these vendors.

Customers

      Our customers include the following companies, all of whom accounted for at least $150,000 of license revenue in the year ended January 31, 2003:

3M Company Affiliated Computer Services (ACS) Allmerica Banco Popular Bank of America Barclaycard Best Buy Blue Cross Blue Shield	BT (British Telecom) Cendant DST Dynegy Eastman Chemical Emerson Process (Fisher Controls International) Equant Nationwide Insurance	Openwave Systems Overture Quest Diagnostics Sony Pictures Standard Chartered Bank Target Toyota

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

Competition

      The market for our products and services, the enterprise portfolio management market, is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development and IT organizations. Competing software vendors include:

•	providers of project management, portfolio management and portfolio analysis software;

•	enterprise software providers such as JD Edwards, Lawson, Microsoft, Oracle, Peoplesoft, SAP and Siebel Systems; and

•	providers of professional services automation software.

      We do not believe that any one company has a dominant position in the enterprise portfolio management market, although we believe that we are a market leader. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources mentioned above. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as our market continues to develop. We may not be able to compete successfully against current and future competitors. The principal basis of competition in our market include product functionality, pricing, financial strength of the vendor and customer references. We compete primarily based on the various functionalities of our products described under the section entitled “Products.”

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

      Our internet address is www.niku.com. We make available, free of charge, through our internet website copies of our annual report on Form 10-K and quarterly reports on Form 10-Q and amendments to those reports, if any, filed or furnished pursuant to Section 13 (a)or 15 (d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In the case of such an adverse effect, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

We have a limited operating history, a history of losses and an accumulated deficit of $499.7 million. Continued losses could deplete our cash resources and may cause us to be unable to implement our business plan.

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

Because the application of our product is complex, our products may contain undetected defects and errors which could result in loss of or delay in revenue, failure to achieve market acceptance, or increased costs and other liabilities.

      Products as complex as those we offer or are developing may contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. Such errors could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with our current and prospective customers. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and increased costs to correct errors, any of which could significantly harm our business.

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

      Rapidly changing technology and standards may impede market acceptance of our products and services. Our business relies primarily on our licensing the rights to two of our products and their components. Our new products have been designed based upon currently prevailing technologies such as extensible markup language (XML), extensible stylesheet language (XSL), Java Two Platform Enterprise Edition (J2EE) and Simple Object Access Protocol (SOAP). If new technologies emerge that are incompatible with one or both of our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

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

      In fiscal 2003, international revenue represented 36.5% of our total revenue, compared to 47.5% in fiscal 2002. International license revenue represented 26.6% of our total license revenue in fiscal 2003, compared to 47.6% in fiscal 2002. Even with these reductions in the percentage of international revenue and international license revenue, international activities remain a significant part of our business.

      As we operate internationally, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in France, Germany and the Netherlands, or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August months in certain relevant European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

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

We have recently experienced a leadership transition. If the transition is not completed successfully or if any of our key employees leave, our business could be adversely affected.

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

      As of January 31, 2003, we had cash and cash equivalents of $16.7 million, including bank borrowings under a term loan of $4.75 million as of January 31, 2003, of which $250,000 plus interest was repaid in March 2003 and $250,000 plus interest was repaid in June 2003. In addition, in the first quarter of fiscal 2004, we completed a private placement with net proceeds to us of approximately $10.2 million. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

As a result of the repricing of our options, we may continue to incur stock-based compensation expense in future periods, which would adversely affect our results of operations.

      We may continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred as a result of the repricing of our stock options and the issuance of stock and stock options below fair market value. On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We are accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of January 31, 2003, we recorded $4.8 million in recovery of stock-based compensation for stock-based compensation recognized in fiscal 2002 relating to these repriced stock options, offset by $1.2 million in other stock-based compensation in fiscal 2003. As of January 31, 2003, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of January 31, 2003. To the extent that our stock price increases above $7.50 in future periods for options that were repriced but not tendered pursuant to the voluntary stock option exchange program described below, we will need to record additional stock-based compensation expense.

      On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new option exercisable for 1.15 shares for each share subject to the tendered options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old option been exercisable for 15% more shares. Our chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The stock options exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock. We expect to grant our employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program if and to the extent that our stock price increases above $7.50.

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

      Provisions of Delaware law, our certificate of incorporation and bylaws, certain voting agreements of our stockholders and the concentration of ownership of our stock could have the effect of delaying or preventing a change in control, even if a change in control would be beneficial to our stockholders. These provisions include:

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

      Further, Walden VC and its related funds beneficially own 21% of our outstanding common stock. This concentration of ownership gives Walden significant power to effect the outcome of matters requiring shareholder approval, including the election of directors or to delay or prevent a change in control of the business that may be in the best interests of other stockholders.

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

Item 3.     Legal Proceedings

      In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of our initial public offering (the “IPO”), Niku, and certain of our officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of our initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters, allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of ours in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and officers and directors be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and officers and directors. By order dated October 8, 2002, the Court dismissed our officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against us and the other issuers and underwriters were not dismissed as a matter of law. A proposed settlement between the plaintiffs and issuer defendants is in the process of being negotiated and approved. These cases remain at a preliminary stage and no discovery proceedings have taken place in relation to the issuers. We believe that the claims asserted against us in these cases are without merit and we intend to defend vigorously against them. These cases seek compensatory damages in unspecified amounts as well as other relief.

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

      In February 2003, we issued 1,549,735 shares of our common stock at a price of $3.35 per share and issued warrants to purchase 193,720 shares of our common stock at a price of $0.40 per warrant share in connection with the initial closing of a private placement. The aggregate offering price for the securities issued in the initial closing was $5.3 million, resulting in net proceeds of approximately $5.2 million. The warrants have an exercise price of $3.40. These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. In April 2003, we issued 1,538,495 shares of common stock at a price of $3.35 per share and warrants to purchase 192,314 shares of common stock at a price of $0.40 per warrant share in connection with the subsequent closing of the private placement. The aggregate offering price for the securities issued in the subsequent closing was $5.2 million, resulting in net proceeds of approximately $5.0 million. These warrants have an exercise price of $3.40. These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. Total net proceeds from the private placement were approximately $10.2 million.

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

Consolidated Statement of Operations Data:

	Years Ended January 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Total revenue	$48,410	$67,466	$68,922	$8,157	$15
Cost of revenue	13,739	57,877	30,787	2,620	4
Gross profit	34,671	9,589	38,135	5,537	11
Operating loss	(43,530)	(294,014)	(141,000)	(37,036)	(3,150)
Net loss	(37,794)	(291,546)	(130,876)	(36,487)	(3,020)
Basic and diluted net loss per share	$(4.96)	$(39.20)	$(19.57)	$(56.08)	$(6.19)
Shares used in computing basic and diluted net loss per share	7,618	7,437	6,687	651	488

Consolidated Balance Sheet Data:

	January 31,

	2003	2002	2001	2000	1999

	(In thousands)
Cash, cash equivalents and short-term investments	$16,670	$51,585	$138,892	$44,515	$5,147
Current portion of restricted cash	229	4,665	—	—	—
Working capital	1,219	11,028	121,350	32,691	4,786
Restricted cash	1,108	9,822	14,487	—	—
Goodwill and other intangible assets, net	—	—	157,831	49,684	—
Total assets	30,563	101,575	393,067	112,525	6,555
Long-term accrued restructuring	6,209	6,758	—	—	—
Long-term obligations, less current portion	3,750	—	268	1,725	—
Redeemable convertible preferred stock and warrants	—	—	—	100,919	8,259
Accumulated deficit	(499,723)	(461,929)	(170,383)	(39,507)	(3,020)
Total stockholders’ equity (deficit)	(3,974)	31,557	318,393	(12,269)	(2,363)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the pro forma financial data included elsewhere in this prospectus.

Overview

      We provide portfolio management software for large enterprises. Our principal customers within these enterprises are information technology departments, new product development groups and consulting organizations. Our software provides executives with current and accurate information on the status of their projects, programs, resources and budgets, giving them the ability to manage their portfolio with control and predictability. Our software also allows project managers and members of project teams to schedule projects, collaborate and communicate on tasks and deliverables, track time and expense, and create and disseminate best practices for project and program management. Our software is based on a web services architecture that is delivered through a web browser, integrate easily with other applications through extensible markup language (XML), and is scalable to support tens of thousands of users.

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

      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which we have been paid, and (3) transactions in which one of the four revenue recognition criteria has not been met but cash has been received.

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

      There were no asset impairment and other charges in fiscal 2003 except for an impairment charge of a strategic equity investment made in April 2000. In April 2000, we purchased 75,000 shares of the private company’s common stock at $6.67 per share. We regularly performed an impairment assessment of this $500,000 investment. In performing an impairment assessment, we considered the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms in a proposed financing in fiscal 2003 which indicated that its price per share has dropped to $0.32 per share, we determined that the investment impairment was other than temporary. The carrying value of our strategic equity investment was zero at January 31, 2003.

      Asset impairment and other charges in fiscal 2002 were as follows: In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. The determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisitions of these companies, as a result of our restructuring plan. As a result of this assessment, we recorded $23.2 million in asset impairment charges. This amount included $20.4 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere (excluding $1.3 million in core and developed technologies), bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists, which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was triggered and performed primarily due to a significant decline in our stock price, which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $99.8 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT (excluding $6.3 million in developed and core technologies), Proamics (excluding $8.3 million in developed and core technologies) and Legal Anywhere to zero.

      There was no impairment of developed and core technologies in fiscal 2003 or fiscal 2001. Impairment of developed and core technologies was $15.9 million in fiscal 2002. In the first quarter of fiscal 2002, we performed an impairment assessment of our developed and core technology in connection with our acquisition of Legal Anywhere due to a change in our product plan related to this acquired technology. This assessment was based on expected future cash flows from such developed and core technology over its remaining useful life. The determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisition of Legal Anywhere, as a result of our restructuring plan. As a result of this assessment, we recorded $1.3 million in impairment of developed and core technologies charges in the first quarter of fiscal 2002 which reduced the net book value of the developed and core technology related to our acquisition of Legal Anywhere to zero. In the second quarter of fiscal 2002, we performed an additional impairment assessment of developed and core technologies recorded in connection with our acquisitions of ABT and Proamics. This assessment was triggered and performed primarily due to a significant decline in our stock price, which resulted in net book value of our assets significantly exceeding our market capitalization. As result of this assessment, we recorded $14.6 million in impairment of developed and core technologies charge in the second quarter of fiscal 2002 which reduced the fair value of developed and core technologies related to our acquisitions of ABT and Proamics to zero.

      The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflected management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, we recorded $138.9 million in asset impairment charges, consisting of $136.1 million relating to goodwill and other intangible assets (including $15.9 million in developed and core technologies), $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

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

      The following table sets forth our capitalization as of January 31, 2003:

•	On an actual basis; and

•	On a pro forma basis to reflect the issuance of 3,088,230 shares of our common stock in connection with the private placement discussed above resulting in total net proceeds of approximately $10.2 million.

	January 31, 2003

	Actual	Pro Forma

	(In thousands, except per
	share data)
Total current assets	$25,797	$36,097
Total assets	30,563	40,863
Total current liabilities	24,578	24,578
Total liabilities	34,537	34,537
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized, actual and pro forma, as of January 31, 2003 respectively; actual, 9,380,760 issued and 8,761,076 issued and outstanding as of January 31, 2003; pro forma, 12,468,990 shares issued and 11,849,306 shares issued and outstanding as of January 31, 2003	1	1
Treasury stock, at cost: actual and pro forma, 619,684 shares as of January 31, 2003	(5,057)	(5,057)
Additional paid-in capital	500,981	511,281
Deferred stock-based compensation	(107)	(107)
Accumulated other comprehensive loss	(69)	(69)
Accumulated deficit	(499,723)	(499,723)

Total stockholders’ (deficit) equity	(3,974)	6,326

Total liabilities and stockholders’ (deficit) equity	$30,563	$40,863

      The share numbers above exclude:

•	1,496,642 shares of our common stock subject to options outstanding as of January 31, 2003 at a weighted average exercise price of $9.74 per share.

•	Warrants to purchase 19,583 shares of common stock as of January 31, 2003 at a weighted average exercise price of $27.18 per share.

•	Warrants to purchase 386,034 shares of common stock as noted above with an exercise price of $3.40 per share.

      The pro forma information has not been prepared in accordance with GAAP or Article 11 of Regulation S-X. The pro forma information has been provided to demonstrate satisfaction of the continued listing requirement of Nasdaq. Management believes the information is useful for this purpose.

Reverse Stock Split

      On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and loss per share amounts in this annual report on Form 10-K has been restated to reflect the reverse stock split.

Repricing of Stock Options

      On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We are accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of January 31, 2003, we recorded $4.8 million in recovery of stock-based compensation in fiscal 2003 for stock-based compensation recognized in fiscal 2002 relating to these repriced stock options, offset by $1.2 million in other stock-based compensation in fiscal 2003. As of January 31, 2003, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of January 31, 2003. To the extent that our stock price increases above $7.50 in future periods for options that were repriced but not tendered pursuant to the voluntary stock option exchange program described below, we will need to record additional stock-based compensation expense.

      In October 2002, we cancelled options to purchase 55,000 shares of common stock held by our chief executive officer and granted him options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.19 on January 31, 2003, we recorded $96,000 in stock-based compensation in fiscal 2003. In addition, based on the closing price of our common stock of $4.67 on April 30, 2003, we recorded $35,000 in stock-based compensation in the first quarter of fiscal 2003. On May 23, 2003, our chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and we recorded an additional $56,000 in stock-based compensation in May 2003. As all repriced options were exercised, we will no longer be required to record additional stock-based compensation relating to these stock options in the future.

      On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees will be given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new option exercisable for 1.15 shares for each share subject to the tendered options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old option been exercisable for 15% more shares. Our chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The stock options exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock. We expect to grant our employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50.

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

Results of Operations

	Years Ended January 31,

	2003	2002	2001

Revenue:
License	38.7%	47.4%	69.1%
Services	61.3	52.6	30.9

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	2.0	12.1	19.2
Services	26.4	36.2	25.5
Impairment of developed and core technologies	—	23.6	—
Impairment of licensed technology	—	13.9	—

Total cost of revenue	28.4	85.8	44.7

Gross profit	71.6	14.2	55.3

	Years Ended January 31,

	2003	2002	2001

Operating expenses:
Sales and marketing	47.7	105.1	98.7
Research and development	24.6	51.7	53.7
General and administrative	17.4	22.5	19.0
Asset impairment and other	1.0	182.3	—
Amortization of goodwill and other intangible assets	—	30.9	37.4
Restructuring and other	78.3	36.1	2.8
Stock-based compensation	(7.5)	21.4	42.1
Merger related expenses	—	—	6.2

Total operating expenses	161.5	450.0	259.9

Operating loss	(89.9)	(435.8)	(204.6)
Interest income and other income (expense), net	12.2	4.2	15.2
Interest expense	(0.4)	(0.5)	(0.5)

Net loss	(78.1)%	(432.1)%	(189.9)%

Comparison of Fiscal Years Ended January 31, 2003, 2002 and 2001

Revenue

      License. License revenue consists of revenue from licenses of our software products. License revenue was $18.7 million, $32.0 million and $47.6 million in fiscal 2003, 2002 and 2001, respectively, decreasing 41.5% in fiscal 2003 from fiscal 2002 and decreasing 32.8% in fiscal 2002 from fiscal 2001. The year-over-year decrease in license revenue in absolute dollars was primarily attributable to a slowdown in corporate information technology spending and the restructuring program we implemented in fiscal 2003 and fiscal 2002, which reduced the number of revenue-producing account executives. The slowdown in corporate information technology spending was primarily due to deteriorating results of our customers and their need to implement previously purchased software from other vendors. License revenue also decreased due to a decline in the average size of license sales in part as a result of fewer seats being purchased and in part as a reduction in per seat price.

      Services. Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services in fiscal 2003, 2002 and 2001 was $11.5 million, $14.8 million and $12.9 million, respectively, decreasing 22.7% in fiscal 2003 from fiscal 2002 and increasing 14.9% in fiscal 2002 from fiscal 2001. The decrease in services revenue from implementation services in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2002 and 2003, which reduced revenue-producing implementation services consultants and a decrease in license revenue that led to a decrease in demand for implementation services. The increase in services revenue from implementation services in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase in customer implementations. Service revenue from maintenance and support contracts was $18.2 million, $20.7 million and $8.4 million in fiscal 2003, 2002 and 2001, respectively, decreasing 11.8% in fiscal 2003 from fiscal 2002 and increasing 145.6% in fiscal 2002 from fiscal 2001. The decrease in services revenue from maintenance and support in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a decrease in the number of supported users for maintenance renewals and a decrease of $1.9 million in amortization of deferred maintenance revenue we assumed from the ABT acquisition in August 2000. The increase in services revenue from maintenance and support contracts in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributed to new maintenance contracts and maintenance renewals relating to a larger installed base. We believe a decrease in license revenue will cause services revenue to decrease.

Cost of Revenue

      Cost of license revenue. Cost of license revenue includes royalties due to third parties for embedding their technologies in our products, product packaging, documentation, shipping costs and amortization of developed and core technologies. Cost of license revenue was $977,000, $8.2 million and $13.2 million in fiscal 2003, 2002 and 2001, respectively, representing 5.2%, 25.6% and 27.7% of total license revenue in the respective year. The decrease in cost of license revenue in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to no amortization of developed and core technologies in fiscal 2003 compared to $6.5 million in fiscal 2002, a decline in license revenue and the introduction of Niku 6 in fiscal 2002, which required lower royalties due to third parties than certain prior products. There were no amortization of developed and core technologies in fiscal 2003 as the related intangible assets were impaired in the first and second quarter of fiscal 2002. The decrease in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to a decrease of $3.7 million in amortization of developed and core technologies and a decline in license revenue that decreased royalties due to third parties. Amortization of developed and core technologies decreased in fiscal 2002 as the related intangible assets were impaired in the first and second quarter of fiscal 2002. Royalties were calculated and paid quarterly based on among other things, the percentage of total license revenue, the number of seats sold or the number of servers on which our customers install our software.

      Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $12.8 million, $24.4 million and $17.6 million in fiscal 2003, 2002 and 2001, respectively, representing 43.0%, 68.8% and 82.5% of total services revenue in each respective year. The decrease in cost of services revenue in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a $5.7 million decrease in salaries and benefits as a result of reductions in headcount pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a $1.6 million reduction in costs for third parties contracted to implement our products and increased efficiencies within the implementation services organization. The increase in cost of services revenue in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase of $4.4 million in salary and benefits in the first six months of fiscal 2002 compared to the first six months of fiscal 2001, offset in part by a decrease in salary and benefits in the second half of fiscal 2002 pursuant to the restructuring program we initiated in fiscal 2002 and a $1.5 million increase due to the reclassification of $1.5 million for reimbursements of out of pocket expenses in accordance with EITF No. 01-14. Cost of services revenue as a percentage of total services revenue decreased in each sequential year primarily as a result of the reductions in headcount.

      Impairment of developed and core technologies. There was no impairment of developed and core technologies in fiscal 2003 or fiscal 2001. Impairment of developed and core technologies was $15.9 million in fiscal 2002. In the first quarter of fiscal 2002, we performed an impairment assessment of our developed and core technology in connection with our acquisition of Legal Anywhere due to a change in our product plan related to this acquired technology. This assessment was based on expected future cash flows from such developed and core technology over its remaining useful life. The determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisition of Legal Anywhere, as a result of our restructuring plan. As a result of this assessment, we recorded $1.3 million in impairment of developed and core technologies charges in the first quarter of fiscal 2002 which reduced the net book value of the developed and core technology related to our acquisition of Legal Anywhere to zero. In the second quarter of fiscal 2002, we performed an additional impairment assessment of developed and core technologies recorded in connection with our acquisition of ABT and Proamics. This assessment was triggered and performed primarily due to a significant decline in our stock price, which resulted in net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $14.6 million in impairment of developed and core technologies charge in the second quarter of fiscal 2002 which reduced the fair value of developed and core technologies related to our acquisitions of ABT and Proamics to zero.

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

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, advertising, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $23.1 million, $70.9 million and $68.0 million in fiscal 2003, 2002 and 2001, respectively, representing 47.7%, 105.1% and 98.7% of total revenue in each respective year. The decrease in sales and marketing expenses in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a $15.3 million reduction in salaries and benefits and a $2.6 million decrease in other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003 and a decrease of $9.0 million in bad debt expense resulting from an increase in collection rates. Sales and marketing expenses also decreased due to a $6.1 million decrease in commissions and bonuses, as a result of a decrease in revenue. Sales and marketing further decreased due to a $3.7 million decrease in advertising, a $2.8 million decrease in travel and a $2.7 million decrease in outside services as a result of our cost-cutting initiatives. The increase in sales and marketing expenses in absolute dollars in fiscal 2002 from fiscal 2001 was primarily attributable to an increase of $6.6 million in bad debt expenses necessitated primarily by the deterioration in the credit of certain customer accounts caused by a significant downturn in the industries in which we sell and a contraction of the overall economy. Sales and marketing expenses in absolute dollars in fiscal 2002 also increased from fiscal 2001 due to $6.3 million in higher salaries attributable to higher headcount in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 and increases of $1.8 million in commissions and bonuses, offset in part by later reductions in headcount and a decrease of $9.7 million in advertising costs.

      Research and development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $11.9 million, $34.9 million and $37.0 million in fiscal 2003, 2002 and 2001, respectively, representing 24.6%, 51.7% and 53.7% of total revenue in each respective year. The decrease in research and development expenses in absolute dollars in fiscal 2003 from fiscal 2002 was primarily attributable to a $13.7 million reduction in salaries and benefits and a $205,000 decrease in other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a $6.2 million decrease in facilities costs and a $2.2 million decrease in outside services primarily related to third-party development services. The decrease in research and development expenses in absolute dollars in fiscal 2002 from 2001 was primarily attributable to a $2.2 million decrease in outside services, a $1.3 million decrease in travel costs relating to the development of our products, a $607,000 decrease in salaries and benefits and a $312,000 decrease in other employee related costs resulting from reductions in headcount, offset in part by a $2.8 million increase in facilities and IT department costs.

      General and administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resource, information technology and legal department employees, as well as professional services fees. General and administrative expenses were $8.4 million, $15.2 million and $13.1 million in fiscal 2003, 2002 and 2001, respectively, representing 17.4%, 22.5% and 19.0% of total revenue in each respective year. The decrease in general and administrative expenses in absolute dollars in fiscal 2003 from 2002 was primarily attributable to a $5.0 million reduction in salaries and benefits and a $346,000 decrease in other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a $7.1 million decrease in facilities expense and a $1.5 million decrease in professional services fees, offset in part by a decrease in facilities allocation to other departments. These decreases in absolute dollars in fiscal 2003 from fiscal 2002 were a result of our cost-cutting initiatives. The increase in general and administrative expenses in absolute dollars in fiscal 2002 from 2001 was primarily attributable to a $2.0 million increase in salaries and benefits and a $766,000 increase in bonus expenses, offset by a $617,000 decrease in other employee related costs.

      Asset impairment and other. In fiscal 2003, we performed an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In April 2000, we purchased 75,000 shares of the private company’s common stock at $6.67 per share. In performing an impairment assessment, we considered the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms in a proposed financing in fiscal 2003 which indicated that its price per share has dropped to $0.32 per share, we determined that the investment impairment was other than temporary and recorded $500,000 in asset impairment charges.

      In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. The determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisition of these companies, as a result of our restructuring plan. As a result of this assessment, we recorded $23.2 million in asset impairment charges. This amount included $20.4 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere (excluding $1.3 million in developed and core technologies), bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we also performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was triggered and performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $99.8 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT (excluding $6.3 million in developed and core technologies), Proamics (excluding $8.3 million in developed and core technologies) and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, we recorded $123.0 million in asset impairment charges, consisting of $120.2 million relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

      Amortization of goodwill and other intangible assets. There was no amortization of goodwill and other intangible assets in fiscal 2003 because all goodwill and other intangibles assets were written off in fiscal 2002. Amortization of goodwill and other intangible asset was $20.8 million and $25.7 million in fiscal 2002 and 2001, respectively.

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

      We believe the effect of the restructuring program we implemented in fiscal 2003 is to reduce approximately $12.4 million in salaries, benefits and related employee costs, approximately $10.0 million in facilities expenses and approximately $3.0 million in depreciation expense on an annual basis.

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

      As a result of the restructuring program we implemented in fiscal 2002, total salary and related employee benefits decreased $39.5 million, other employee related costs decreased $3.2 million, travel costs decreased $3.3 million, depreciation expense decreased $2.2 million and outside services decreased $8.0 million in fiscal 2003 from fiscal 2002.

      Stock-based compensation. Amortization of stock-based compensation was $(3.6) million, $14.4 million and $29.0 million in fiscal 2003, 2002 and 2001, respectively. The recovery of stock-based compensation in fiscal 2003 was attributable to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002, which resulted in $4.8 million in recovery of stock-based compensation in fiscal 2003, offset by $1.2 million in other stock-based compensation. The decrease in amortization of stock-based compensation in fiscal 2002 from fiscal 2001 was primarily attributed to employee terminations and the effects of having applied Financial Accounting Standard Board (FASB) Interpretation No. 28, offset in part by additional $5.4 million in stock-based compensation we recorded in connection with the repricing of our stock options in the fourth quarter of fiscal 2002. On April 15, 2003, we commenced a stock option exchange program for 622,511 shares of common stock which were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock. We expect to grant our employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of the stock option exchange program, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program if and to the extent that our stock price increases above $7.50.

      Stock-based compensation by functional group for the years ended January 31, 2003, 2002 and 2001 are as follows (in thousands):

	Years Ended January 31,

	2003	2002	2001

Services	$(288)	$1,129	$991
Sales and marketing	(1,761)	5,042	16,860
Research and development	(1,541)	5,844	5,264
General and administrative	(57)	2,387	5,930

	$(3,647)	$14,402	$29,045

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

Liquidity and Capital Resources

      Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of January 31, 2003, we had cash and cash equivalents of $16.7 million. We also had current portion of restricted cash and restricted cash in the amount of $229,000 and $1.1 million, respectively, in the form of certain certificates of deposit securing letters of credit for two leased facilities. We had bank borrowings under a term loan of $4.75 million as of January 31, 2003, of which $250,000 plus interest was repaid in March 2003 and $250,000 plus interest was repaid in June 2003. As of January 31, 2003, we had working capital of $1.2 million, compared to working capital of $11.0 million as of January 31, 2002 and working capital of $121.4 million as of January 31, 2001. The decrease in working capital as of January 31, 2003 from January 31, 2002 was primarily attributed to decreases in cash and cash equivalents, current portion of restricted cash, net accounts receivable, and prepaid expenses and other current assets, offset in part by decreases in bank borrowings and accrued liabilities. The decrease in working capital as of January 31, 2002 from January 31, 2001 was primarily due to decreases in cash, cash equivalents and short-term investments, net accounts receivable and prepaid expenses and other current assets, offset in part by a decrease in deferred revenue. From February 2001 through July 31, 2002, we initiated two restructuring programs to reduce our expenses in response to the depletion of our cash position and working capital. We believe the effect of the restructuring program we implemented in fiscal 2003 is to reduce approximately $12.4 million in salaries, benefits and related employee costs, approximately $10.0 million in facilities expenses and approximately $3.0 million in depreciation expense on an annual basis. In the first quarter of fiscal 2004, we improved our cash position and working capital by raising $10.5 million in gross proceeds in connection with a private placement described below. We believe that cash from operations and existing cash, including the $10.2 million net proceeds from the private placement, will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months. Our belief is based in part on our realization of quarterly operating profitability in the fourth quarter of fiscal 2003. As of January 31, 2003, we had no material commitments for capital expenditures.

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

      The following table sets forth our capitalization as of January 31, 2003:

•	On an actual basis; and

•	On a pro forma basis to reflect the issuance of 3,088,230 shares of our common stock in connection with the private placement discussed above resulting in total net proceeds of approximately $10.2 million.

	January 31, 2003

	Actual	Pro Forma

	(In thousands, except per
	share data)
Total current assets	$25,797	$36,097
Total assets	30,563	40,863
Total current liabilities	24,578	24,578
Total liabilities	34,537	34,537
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized, actual and pro forma, as of January 31, 2003 respectively; actual, 9,380,760 issued and 8,761,076 issued and outstanding as of January 31, 2003; pro forma, 12,468,990 shares issued and 11,849,306 shares issued and outstanding as of January 31, 2003	1	1
Treasury stock, at cost: actual and pro forma, 619,684 shares as of January 31, 2003	(5,057)	(5,057)
Additional paid-in capital	500,981	511,281
Deferred stock-based compensation	(107)	(107)
Accumulated other comprehensive loss	(69)	(69)
Accumulated deficit	(499,723)	(499,723)

Total stockholders’ (deficit) equity	(3,974)	6,326

Total liabilities and stockholders’ (deficit) equity	$30,563	$40,863

      The share numbers above exclude:

•	1,496,642 shares of our common stock subject to options outstanding as of January 31, 2003 at a weighted average exercise price of $9.74 per share.

•	Warrants to purchase 19,583 shares of common stock as of January 31, 2003 at a weighted average exercise price of $27.18 per share.

•	Warrants to purchase 386,034 shares of common stock as noted above with an exercise price of $3.40 per share.

      The pro forma information has not been prepared in accordance with GAAP or Article 11 of Regulation S-X. The pro forma information has been provided to demonstrate satisfaction of the continued listing requirement of Nasdaq. Management believes the information in useful for this purpose.

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

      We currently have a term loan for $5.0 million from a financial institution. We entered into this loan in September 2002. The term loan is secured by our tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. We are required to make quarterly payments of principal and interest on a five-year amortization schedule. We repaid $250,000 plus interest in December 2002, $250,000 plus interest in March 2003 and $250,000 plus interest in June 2003. On the maturity date, the remaining principal balance of $3.8 million is due. This term loan has certain financial covenants, including covenants requiring (1) cash on hand of $8.5 million as of January 31, 2003, (2) minimum revenue of $12.5 million for the quarter ended January 31, 2003, (3) operating expenses not to exceed $11.3 million for the quarter ended January 31, 2003 and (4) the ratio of cash and cash equivalents to outstanding balance of the term loan shall at all times be equal to 1.25 or higher. In January 2003, we agreed with the financial institution that we would not repay a portion of the term loan with the proceeds of a legal settlement received in December 2002. As of January 31, 2003, we were not in compliance with the minimum revenue covenant described above. In February 2002, we received a waiver for such covenant for the quarter ended January 31, 2003. We were in compliance with all other covenants as of January 31, 2003. On July 23, 2003, we repaid $4.3 million for the balance of the bank term loan outstanding as of such date plus accrued interest.

      On July 18, 2003, we entered into a 5.0 million line of credit with the same financial institution. The line of credit is secured by our tangible and intangible assets, accrues interest at prime rate plus 0.5% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalence balance equal to or at least 1.25 times the outstanding principal line balance at each month end, 2) minimum liquidity of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges and stock-based compensation) for the period from May 1, 2003 to April 30, 2004.

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

      We have working capital of $1.2 million as of January 31, 2003. We believe that cash from operations and existing cash, including approximately $10.2 million in net proceeds from a private placement we completed in the first quarter of fiscal 2004, will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing in the future. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and market our products in North America and Europe and to a lesser degree in Asia. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 36.5% of our total revenue was made in currencies other than U.S. dollars in fiscal 2003. Our exposures to foreign exchange rate fluctuations also arise in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in foreign currency of the foreign subsidiary. We expect that exchange rate fluctuations will affect our financial results in the future. We currently do not use financial instruments to hedge operating expenses of our European subsidiaries. In the second quarter of fiscal 2004, we started hedging our intercompany accounts denominated in foreign currency. We will continue to assess the need to further utilize financial instruments to hedge currency exposures on an ongoing basis.

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

      As described in Note 1 to the consolidated financial statements, certain expenses in the consolidated statements of operations for the years ended January 31, 2002 and 2001 have been reclassified.

/s/ KPMG LLP

Mountain View, California

February 21, 2003, except as to Note 12,
which is as of June 2, 2003, Note 18,
which is as of May 13, 2003, Note 3,
which is as of May 23, 2003 and Note 10
which is as of July 23, 2003.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,

	2003	2002

	(In thousands, except par
	value and share data)
ASSETS
Current Assets:
Cash and cash equivalents	$16,670	51,585
Current portion of restricted cash	229	4,665

Total cash, cash equivalents and current portion of restricted cash	16,899	56,250
Accounts receivable, net of allowances of $999 and $3,037 as of January 31, 2003 and 2002, respectively	7,211	12,797
Prepaid expenses and other current assets	1,687	5,241

Total current assets	25,797	74,288
Restricted cash	1,108	9,822
Property and equipment, net	2,515	13,196
Deposits and other assets	1,143	4,269

Total assets	$30,563	$101,575

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,422	$3,279
Accrued liabilities	6,180	16,577
Accrued restructuring	5,550	5,240
Current portion of long-term obligations	1,051	27,261
Deferred revenue	9,375	10,903

Total current liabilities	24,578	63,260
Long-term accrued restructuring	6,209	6,758
Long-term obligations, less current portion	3,750	—

Total liabilities	34,537	70,018

Commitments (Note 11) Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 250,000,000 shares authorized as of January 31, 2003 and 2002, respectively; 9,380,760 issued and 8,761,076 issued and outstanding as of January 31, 2003; 7,815,205 shares issued and 7,361,039 shares issued and outstanding as of January 31, 2002.	1	1
Treasury stock, at cost: 619,684 shares and 454,166 shares as of January 31, 2003 and 2002, respectively	(5,057)	(3,570)
Additional paid-in capital	500,981	514,025
Deferred stock-based compensation	(107)	(15,325)
Notes receivable from stockholders	—	(1,418)
Accumulated other comprehensive loss	(69)	(227)
Accumulated deficit	(499,723)	(461,929)

Total stockholders’ (deficit) equity	(3,974)	31,557

Total liabilities and stockholders’ (deficit) equity	$30,563	$101,575

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended January 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
License	$18,712	$31,974	$47,613
Services	29,698	35,492	21,309

Total revenue	48,410	67,466	68,922

Cost of revenue:
License (inclusive of amortization of developed and core technologies of $0, $6,490, and $10,165 for the years ended January 31, 2003, 2002 and 2001, respectively)	977	8,178	13,208
Services (exclusive of stock-based compensation of $(288), $1,129 and $991 for the years ended January 31, 2003, 2002 and 2001, respectively)	12,762	24,407	17,579
Impairment of developed and core technologies	—	15,906	—
Impairment of licensed technology	—	9,386	—

Total cost of revenue	13,739	57,877	30,787

Gross profit	34,671	9,589	38,135

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $(1,761), $5,042 and $16,860 for the years ended January 31, 2003, 2002 and 2001, respectively)	23,102	70,927	68,041
Research and development (exclusive of stock-based compensation of $(1,541), $5,844 and $5,264 for the years ended January 31, 2003, 2002 and 2001, respectively)	11,896	34,856	37,031
General and administrative (exclusive of stock-based compensation of $(57), $2,387 and $5,930 for the years ended January 31, 2003, 2002 and 2001, respectively)	8,434	15,205	13,108
Asset impairment and other	500	123,017	—
Amortization of goodwill and other intangible assets	—	20,843	25,737
Restructuring and other	37,916	24,353	1,910
Stock-based compensation	(3,647)	14,402	29,045
Merger related expenses	—	—	4,263

Total operating expenses	78,201	303,603	179,135

Operating loss	(43,530)	(294,014)	(141,000)
Interest income and other income (expense), net	5,938	2,792	10,455
Interest expense	(202)	(324)	(331)

Net loss	$(37,794)	$(291,546)	$(130,876)

Basic and diluted net loss per share	$(4.96)	$(39.20)	$(19.57)

Shares used in computing basic and diluted net loss per share	7,618	7,437	6,687

Comprehensive loss:
Net loss	$(37,794)	$(291,546)	$(130,876)
Foreign currency translation adjustments	158	(225)	(2)
Unrealized (loss) gain on short-term investments	—	(26)	26

Comprehensive loss	$(37,636)	$(291,797)	$(130,852)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
							Notes	Other
	Common Stock		Treasury Stock		Additional	Deferred	Receivable	Comprehensive		Total
					Paid-in	Stock-Based	from	(Loss)	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income	Deficit	Equity (Deficit)

	(In thousands, except share data)
Balances as of January 31, 2000	1,235,542	$—	—	$—	$46,797	$(17,745)	$(1,814)	$—	$(39,507)	$(12,269)
Issuance of common stock in connection with the acquisition of Legal Anywhere, Inc.	85,369	—	—	—	19,998	—	—	—	—	19,998
Issuance of common stock in connection with initial public offering, net of offering costs of $18,319	920,000	—	—	—	202,481	—	—	—	—	202,481
Conversion of redeemable convertible preferred stock into common stock	4,822,981	1	—	—	100,918	—	—	—	—	100,919
Issuance of common stock in connection with the acquisition of 600 Monkeys, Inc.	16,999	—	—	—	4,101	—	—	—	—	4,101
Issuance of common stock in connection with the acquisition of bSource, Inc.	39,999	—	—	—	7,916	—	—	—	—	7,916
Issuance of common stock and stock options in connection with the acquisition of ABT Corporation	395,268	—	—	—	94,447	—	—	—	—	94,447
Issuance of common stock and options in connection with the exercise of employee stock options	133,041	—	—	—	1,201	—	—	—	—	1,201
Issuance of common stock in connection with the exercise of employee stock options for services received	1,200				132	—	—	—	—	132
Repurchase of common stock in settlement of notes receivable from stockholders	(24,256)	—	—	—	(40)	—	40	—	—	—
Issuance of common stock for notes receivable	30,100	—	—	—	3,321	—	(3,321)	—	—	—
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	(282)	—	—	(282)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	24	—	—	24
Issuance of common stock in connection with employee stock purchase plan	7,524	—	—	—	1,532	—	—	—	—	1,532
Deferred stock compensation related to stock option grants	—	—	—	—	30,665	(30,665)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	29,045	—	—	—	29,045
Unrealized gain on short-term investments	—	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(130,876)	(130,876)

Balances as of January 31, 2001	7,663,767	1	—	—	513,469	(19,365)	(5,353)	24	(170,383)	318,393
Issuance of common stock in connection with the exercise of employee stock options	87,397	—	—	—	551	—	—	—	—	551
Issuance of common stock in connection with the acquisition of ABT Corporation	46,228	—	—	—	314	—	—	—	—	314
Issuance of common stock in connection with employee stock purchase plan	42,559	—	—	—	1,244	—	—	—	—	1,244
Issuance of common stock in connection with restructuring activities	30,000	—	—	—	225	—	—	—	—	225
Repurchase of common stock in open market	—	—	(454,166)	(3,570)	—	—	—	—	—	(3,570)
Repurchase of common stock in settlement of notes receivable from stockholders	(43,808)	—	—	—	(3,546)	—	3,546	—	—	—
Repurchase of common stock	(10,938)	—	—	—	(11)	—	—	—	—	(11)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	—	248	—	—	248
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	141	—	—	141
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	19,403	(19,403)	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(17,624)	9,041	—	—	—	(8,583)
Amortization of stock-based compensation	—	—	—	—	—	14,402	—	—	—	14,402
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(26)	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	—	—	—	—	(291,546)	(291,546)

Balances as of January 31, 2002	7,815,205	1	(454,166)	(3,570)	514,025	(15,325)	(1,418)	(227)	(461,929)	31,557
Issuance of common stock in connection with the exercise of employee stock options	52,973	—	—	—	286	—	—	—	—	286
Issuance of common stock in connection with employee stock purchase plan	21,741	—	—	—	100	—	—	—	—	100
Issuance of common stock in connection with exercise of warrant	1,446,000	—	—	—	11	—	—	—	—	11
Issuance of common stock in connection with the acquisition of ABT Corporation (See Note 16)	40,000	—	—	—	872	—	—	—	—	872
Issuance of common stock in connection with the settlement with former employees of Proamics (See Note 16)	4,841	—	—	—	37	—	—	—	—	37
Repurchase of common stock in settlement of notes receivable from stockholder (See Note 12)	—	—	(125,000)	(675)	—	—	1,349	—	—	674
Recovery of escrow shares from acquisitions	—	—	(40,518)	(812)	—	—	—	—	—	(812)
Issuance of warrants in connection with restructuring activities (See Note 4)	—	—	—	—	5,677	—	—	—	—	5,677
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	69	—	—	69
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	(18,666)	18,666	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(1,820)	658	—	—	—	(1,162)
Amortization of stock-based compensation	—	—	—	—	459	(4,106)	—	—	—	(3,647)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	—	—	(37,794)	(37,794)

Balances as of January 31, 2003	9,380,760	$1	(619,684)	$(5,057)	$500,981	$(107)	$—	$(69)	$(499,723)	$(3,974)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(37,794)	$(291,546)	$(130,876)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,429	5,424	4,110
Amortization of debt discount	—	—	340
Amortization of goodwill and other intangible assets	—	27,333	35,902
Stock-based compensation	(3,647)	14,402	29,045
Impairment of licensed technology	—	8,536	—
Restructuring and other	14,370	14,863	—
Impairment of developed and core technologies	—	15,906	—
Asset impairment and other	500	123,017	—
Exercise of stock options for service received	—	—	132
Provision for doubtful accounts receivable	59	9,010	2,429
Revenue resulting from nonmonetary exchanges for computer equipment, software and services	—	—	(630)
Expense resulting from nonmonetary exchanges for services	—	—	311
Forgiveness of notes receivable from stockholder	116	248	—
Interest forgiven (accrued) on notes receivable from stockholders	(46)	141	(282)
Changes in operating assets and liabilities:
Accounts receivable	5,492	18,373	(20,313)
Prepaid expenses and other current assets	3,387	2,572	(11,881)
Accounts payable	(857)	(5,882)	(1,029)
Accrued liabilities	(8,019)	(7,672)	(94)
Accrued restructuring	685	(342)	935
Deferred revenue	(1,528)	(8,264)	4,918

Net cash used in operating activities	(23,853)	(73,881)	(86,983)

Cash flows from investing activities:
Purchases of property and equipment	(2,493)	(13,457)	(12,619)
Purchases of short-term investments	—	(21,171)	(112,734)
Sales and maturities of short-term investments	—	66,364	84,406
Releases (purchases) of investments for restricted cash	13,089	—	(14,487)
Acquisitions, net of cash received	—	—	(6,125)
Deposits and other assets	359	533	(1,645)

Net cash provided by (used in) investing activities	10,955	32,269	(63,204)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	—	—	202,481
Proceeds from issuance of common stock	397	1,795	2,733
Treasury stock repurchased	—	(3,570)	—
Repurchase of common stock	—	(11)	—
Proceeds from repayment of notes receivable from stockholders	—	—	24
Proceeds (repayment) from bank line of credit, net	(27,000)	2,000	21,229
Proceeds from bank term loan	5,000	—	—
Repayment of bank term loan	(250)	—	—
Repayment of debt and capital lease obligations	(210)	(465)	(10,255)

Net cash (used in) provided by financing activities	(22,063)	(251)	216,212

Net (decrease) increase in cash and cash equivalents	(34,961)	(41,863)	66,025
Effect of exchange rate changes	46	(225)	(2)
Cash and cash equivalents, beginning of year	51,585	93,673	27,650

Cash and cash equivalents, end of year	$16,670	$51,585	$93,673

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$143	$309	$331

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$675	$3,546	$40

Common stock issued for notes receivable	$—	$—	$3,321

Deferred stock-based compensation	$—	$19,403	$30,665

Reversal of deferred stock-based compensation	$18,666	$—	$—

Common stock and redeemable convertible preferred stock issued and stock options assumed for acquisitions	$—	$—	$126,462

Conversion of redeemable convertible preferred stock to common stock	$—	$—	$100,919

Unrealized gain on short-term investments	$—	$—	$26

Write-off of property and equipment to goodwill	$—	$1,858	$—

Reversal of stock-based compensation due to employee terminations	$658	$9,041	$—

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      The Company derives its revenue principally from licenses of its products, maintenance and support, and delivery of implementation services. The Company offers its products primarily through its direct sales force. The Company also offers its products indirectly through certain channel partners.

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

      Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customers. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment or electronic delivery of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance is required by the terms of the contract. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, revenue is recognized when these products or services are delivered.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which we have been paid, and (3) transactions in which one of the four revenue recognition criteria has not been met but cash has been received.

Capitalized License Fees

      Capitalized license fees relate to royalties that the Company has paid in advance to third parties for the right to incorporate their technologies in the Company’s products. Prepaid royalties are expensed to cost of license revenue when the products are sold to customers.

Research and Development

      Research and development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, the Company’s software has become available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized. Acquired core and developed technologies are amortized over their estimated economic life and assessed for impairment in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company reclassified, within the 2002 and 2001 Statements of Operations, $6.5 million and $10.2 million relating to the amortization of developed and core technologies from “Amortization of Goodwill and Other Intangible Assets” to “Cost of License Revenue”, and reclassified, within the 2002 Statement of Operations, $15.9 million relating to the impairment of developed and core technologies from “Asset Impairment and Other” to “Impairment of Developed and Core Technologies”. These expense reclassifications were made to properly conform with the accounting pronouncements previously articulated in FASB Staff Implementation Guide, Statement 86, Question 17 and EITF 96-9, Classification Markdowns and Other Costs Associated with a Restructuring.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 in fiscal 2003.

      Under the intrinsic-value method used by the Company to account for its employee stock-based compensation, no compensation cost has been recognized for any of stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through February 28, 2000 and in November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and in November 2001, the Company recorded deferred stock compensation for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock and such difference is being amortized over the vesting period, consistent with the method described in FASB Interpretation No. 28.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 5, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The Company had no existing guarantees as of January 31, 2003 and it does not expect that the adoption of FIN No. 45 will have a material effect on its financial position or results of operations. Indemnification and warranty provisions within the Company’s customer license and service agreements are generally consistent with those prevalent in our industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of our products. The Company has not incurred significant obligations under customer indemnification or warranty provision historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules of the repriced options. Options held by the Company’s former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. The Company is accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. Based on the stock price as of January 31, 2003, the Company recorded $4.8 million in recovery of stock-based compensation for stock-based compensation recognized in fiscal 2002 relating to these repriced stock options, offset by $1.2 million in other stock-based compensation in fiscal 2003. As of January 31, 2003, deferred stock-based compensation relating to these repriced options was zero, reflecting the intrinsic value of unexercised repriced options as of January 31, 2003.

      In October 2002, the Company cancelled options to purchase 55,000 shares of common stock held by our chief executive officer and immediately granted him options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.19 on January 31, 2003, the Company recorded $96,000 in stock-based compensation in fiscal 2003. In addition, based on the closing price of the Company’s common stock of $4.67 on April 30, 2003, the Company recorded $35,000 in stock-based compensation in the first quarter of fiscal 2003. On May 23, 2003, the Company’s chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and the Company recorded an additional $56,000 in stock-based compensation in May 2003. As all repriced options were exercised, the Company will no longer be required to record additional stock-based compensation relating to these stock options in the future.

4.	Restructuring and Other

Severance

      In fiscal 2003, the Company implemented a restructuring program. The Company restructured its operations and reduced its workforce by approximately 147 employees in fiscal 2003. These headcount reductions affected all functional groups of the Company. The Company recorded $3.9 million in severance

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summary Table

      The table below represents the restructuring activities in fiscal 2003 (in thousands):

		Restructuring and	Reclassifications and
		Other Charges in	Write Offs in the	Paid in the
	Accrued as of	the Year Ended	Year Ended	Year Ended	Accrued as of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2003	2003	2003	2003

Restructuring initiated in fiscal 2003
Loss on retirement of property and equipment and other assets no longer in use	$—	$9,684	$(9,907)	$223	$—
Severance	—	3,912	—	(2,881)	1,031
Net lease commitment costs on vacated facilities	—	23,015	(6,459)	(12,921)	3,635
Computer and car leases	—	346		(43)	303
Other exit costs	—	517	82	(11)	588
Stock-based compensation adjustment	—	(1,162)	1,162	—	—
Restructuring initiated in fiscal 2002
Severance	265	91	—	(356)	—
Net lease commitment costs on vacated facilities	10,666	2,437	(25)	(7,049)	6,029
Exit costs for business line	643	(169)	—	(301)	173
Other exit costs	424	57	(35)	(446)	—
Escrow shares adjustment	—	(812)	812	—	—

	$11,998	$37,916	$(14,370)	$(23,785)	$11,759

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges in Fiscal 2002

      In fiscal 2002, the Company initiated a restructuring program. The Company restructured its operations and reduced its workforce by approximately 665 employees and recorded $7.5 million in severance and related charges. These reductions in workforce affected all of the Company’s functional groups. The Company vacated 17 leased facilities and recorded $11.0 million in net lease commitment costs. The Company also recorded $11.8 million in loss on retirement of property and equipment and other assets, including a $1.7 million write-off of prepaid expenses associated with a consulting service arrangement due to the reduction in headcount. The Company recorded an additional $725,000 in other exit costs to terminate this consulting service arrangement, of which $225,000 represents the value of 300,000 shares of common stock that the Company issued as part of this termination agreement. The Company recorded $8.6 million in stock-based compensation adjustment related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program. The Company recorded $24.4 million in restructuring and other charges in the year ended January 31, 2002 and consisted of the following (in thousands):

		Restructuring and	Reclassifications and
		Other Charges in	Write Offs in the	Paid in the
	Accrued as of	the Year Ended	Year Ended	Year Ended	Accrued as of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2001	2002	2002	2002	2002

Loss on retirement of property and equipment and other assets	$—	$11,814	$(11,814)	$—	$—
Severance	—	7,522	—	(7,257)	265
Net lease commitment costs on vacated facilities	—	11,041	593	(968)	10,666
Exit costs for business line	935	1,414	—	(1,706)	643
Other exit costs	—	1,143	(225)	(494)	424
Stock-based compensation adjustment	—	(8,581)	8,581	—	—

	$935	$24,353	$(2,865)	$(10,425)	$11,998

5.	Asset Impairment and Other and Impairment of Licensed Technology

      There were no asset impairment and other charges in fiscal 2003 except for an impairment charge of the Company’s strategic equity investment made in April 2000. In April 2000, the Company purchased 75,000 shares of the private company’s common stock at $6.67 per share. The Company regularly performs an impairment assessment of this $500,000 investment. In performing an impairment assessment, the Company considers the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms of a proposed financing in fiscal 2003 which indicated that its price per share has dropped to $0.32 per share, the Company determined that the investment impairment was other than temporary and recorded such impairment in asset impairment and other charges in the accompanying consolidated statement of operations and comprehensive loss in fiscal 2003. The carrying value of the Company’s strategic equity investment was zero at January 31, 2003.

      Asset impairment and other charges in fiscal 2002 were as follows: In the first quarter of fiscal 2002, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its acquisitions of Legal Anywhere, bSource.com, 600 Monkeys and Alyanza Software due to a change in the Company’s product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. The

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisition of these companies, as a result of our restructuring plan. As a result of this assessment, the Company recorded $23.2 million in asset impairment charges. This amount included $20.4 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere (excluding $1.3 million in developed and core technologies), bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to their estimated fair value of $1.8 million. In the second quarter of fiscal 2002, the Company performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with its acquisitions of ABT, Proamics and Legal Anywhere. This assessment was triggered and performed primarily due to a significant decline in the Company’s stock price, which resulted in the net book value of its assets significantly exceeding its market capitalization. As a result of this assessment, the Company recorded $99.8 million in asset impairment charges in the second quarter of fiscal 2002, which reduced the fair value of goodwill and other intangible assets related to its acquisitions of ABT (excluding $6.3 million in developed and core technologies), Proamics (excluding $8.3 million in developed and core technologies) and Legal Anywhere to zero.

      There was no impairment of developed and core technologies in fiscal 2003 or fiscal 2001. Impairment of developed and core technologies was $15.9 million in fiscal 2002. In the first quarter of fiscal 2002, the Company performed an impairment assessment of its developed and core technology in connection with its acquisition of Legal Anywhere due to a change in the Company’s product plan related to this acquired technology. This assessment was based on expected future cash flows from such developed and core technology overs its remaining useful life. The determination of cash flows was based on the Company’s decision to abandon certain product lines acquired as part of the acquisition of Legal Anywhere, as a results of its restructuring plan. As a results of this assessment, the Company recorded $1.3 million in impairment of developed and core technologies charges in the first quarter of 2002 which reduced the net book value of the developed and core technology related to its acquisition of Legal Anywhere to zero. In the second quarter of fiscal 2002, the Company performed an additional impairment assessment of developed and core technologies recorded in connection with its acquisitions of ABT and Proamics. This assessment was triggered and performed primarily due to a significant decline in the Company’s stock price, which resulted in net book value of its assets significantly exceeding its market capitalization. As result of this assessment, the Company recorded $14.6 million in impairment of developed and core technologies charge in the second quarter of fiscal 2002 which reduced the fair value of developed and core technologies related to our acquisitions of ABT and Proamics to zero.

      The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, the Company recorded $138.9 million in asset impairment charges, consisting of $136.1 million relating to goodwill and other intangible assets (including $15.9 million in developed and core technologies), $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that the Company no longer utilized.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has a term loan for $5.0 million from a financial institution. The Company entered into this term loan in September 2002. The term loan is secured by the Company’s tangible and intangible assets, accrues interest at 7.50% per annum and matures on February 15, 2004. The Company is required to make quarterly payments of principal and interest on a five-year amortization schedule. The Company repaid $250,000 plus interest in December 2002, $250,000 plus interest in March 2003 and $250,000 plus interest in June 2003. On the maturity date, the remaining principal balance of $3.8 million is due. This term loan has certain financial covenants, including covenants requiring (1) cash on hand of $8.5 million as of January 31, 2003, (2) minimum revenue of $12.5 million for the quarter ended January 31, 2003, (3) operating expenses not to exceed $11.3 million for the quarter ended January 31, 2003 and (4) the ratio of cash and cash equivalents to outstanding balance of the term loan shall at all times be equal to 1.25 or higher. In January 2003, the Company and the financial institution agreed that the Company would not repay any portion of the term loan with the proceeds of a legal settlement received in December 2002. As of January 31, 2003, the Company was not in compliance with the minimum revenue covenant described above and in February 2003,

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company received a waiver for such covenant for the quarter ended January 31, 2003. The Company was compliant with all other covenants as of January 31, 2003. On July 23, 2003, the Company repaid $4.3 million for the balance of the bank term loan outstanding as of such date plus accrued interest.

      On July 18, 2003, the Company entered into a $5.0 million line of credit with the same financial institution. The line of credit is secured by the Company’s tangible and intangible assets, accrues interest at prime rate plus 0.5% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalence balance equal to or at least 1.25 times the outstanding principal line balance at each month end, 2) minimum liquidity of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges and stock-based compensation) for the period from May 1, 2003 to April 30, 2004.

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

12.     Notes Receivable from Stockholder

      In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, Joshua Pickus, who is now its chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from Mr. Pickus for $675,000, the fair market value of the common stock at that time, and Mr. Pickus used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of Mr. Pickus. On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, Mr. Pickus repaid $120,000 of this loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A summary of the status of the Company’s stock option plans as of January 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below (excluding Purchase Plan):

	Years Ended January 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,489,587	$16.21	1,128,822	$109.10	477,581	$10.30
Granted	770,465	4.45	2,006,814	14.75	1,074,009	135.20
Canceled	(710,437)	18.08	(1,516,772)	83.99	(258,428)	86.10
Exercised	(52,973)	5.40	(129,277)	4.27	(164,341)	28.40

Outstanding at end of year	1,496,642	9.74	1,489,587	16.21	1,128,822	109.10

Options exercisable at end of year	551,890	17.47	327,203	33.26	116,797	51.50

Weighted-average fair value of options granted during the year with exercise price equal to fair value at date of grant	770,465	3.27	1,962,314	12.30	871,162	102.00
Weighted-average fair value of options granted during the year with exercise price less than fair value at date of grant	—	—	44,500	7.10	202,848	162.30

      Options granted and canceled for the year ended January 31, 2002, included approximately 890,000 stock options repriced.

      The following table summarizes information about stock options outstanding as of January 31, 2003:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	of	Life	Exercise	of	Exercise
Range of Exercise Price	Shares	(Years)	Price	Shares	Price

$ 00.00 - $ 30.56	1,464,680	7.80	$6.85	520,224	$9.84
$ 30.57 - $ 61.13	1,200	1.60	31.86	1,000	31.35
$ 91.70 - $122.25	22,862	0.40	110.49	22,766	110.54
$244.51 - $275.07	7,900	0.50	250.00	7,900	250.00

	1,496,642	7.60	9.74	551,890	17.47

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s initial public offering (the “IPO”), the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters, allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of ours in the aftermarket at pre-determined prices. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuers and underwriters were not dismissed as a matter of law. A proposed settlement between the plaintiffs and issuer defendants is in the process of being negotiated and approved. These cases remain at a preliminary stage and no discovery proceedings have taken place in relation to the issuers. The Company believes that the claims asserted against it in these cases are without merit and the Company intends to defend vigorously against them. These cases seek compensatory damages in unspecified amounts as well as other relief.

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

      On February 12, 2003, the Company entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of the Company’s common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per share in a connection with a private placement. These warrants have an exercise price of $3.40. In February 2003, the Company issued 1,549,735 shares of its common stock and warrants to purchase 193,720 shares of common stock in connection with this private placement. In April 2003, the Company’s stockholders approved the issuance of the remaining 1,538,495 shares of the Company’s common stock and warrants to purchase 192,314 shares of common stock in connection with this private placement and we issued such common stock and warrants to purchase common stock. Total estimated net proceeds from the private placement approximated $10.3 million. Total shares and warrants outstanding following the private placement were 11,853,646 (including options exercised subsequent to January 31, 2003) and 405,617, respectively.

      On April 15, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. The Company’s chief executive officer, chief financial officer and members of the board of directors are not eligible to participate in the program. The stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, the Company’s employees tendered stock options for 525,031 shares of common stock. The Company expects to grant its employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option program, the Company will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were previously repriced in November 2001. The Company will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50.

19.	Selected Quarterly Financial Data (Unaudited)

      The selected unaudited quarterly financial data are as follows (in thousands, except per share data):

	Quarter Ended,

	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,
	2003	2002	2002	2002	2002(1)	2001(1)	2001(1)	2001(1)

	(In thousands, except per share data)
Revenue	$12,015	$11,774	$10,494	$14,127	$18,280	$14,476	$17,237	$17,473
Cost of revenue	2,787	3,050	3,820	4,082	4,053	7,437	25,026	21,361

Gross Profit	9,228	8,724	6,674	10,045	14,227	7,039	(7,789)	(3,888)

Operating expenses:
Sales and marketing	4,103	3,438	7,414	8,147	9,034	12,308	17,181	32,404
Research and development	1,907	1,967	3,993	4,029	4,319	8,963	10,532	11,042
General and administrative	1,664	2,232	2,331	2,207	1,929	3,126	4,051	6,099
Asset impairment and other	—	75	425	—	—	—	99,832	23,185
Amortization of goodwill and other intangible assets	—	—	—	—	—	—	11,357	9,486
Restructuring and other	880	7,469	30,405	(838)	9,374	4,138	7,749	3,092
Stock-based compensation	135	165	(301)	(3,646)	6,395	1,134	2,188	4,685
Merger related expenses	—	—	—	—	—	—	—	—

Total operating expenses	8,689	15,346	44,267	9,899	31,051	29,669	152,890	89,993

Operating loss	539	(6,622)	(37,593)	146	(16,824)	(22,630)	(160,679)	(93,881)
Interest and other income, net	5,120	184	312	120	3	395	1,071	999

Net income (loss)	$5,659	$(6,438)	$(37,281)	$266	$(16,821)	$(22,235)	$(159,608)	$(92,882)

Basic net income (loss) per share	$0.68	$(0.88)	$(5.03)	$0.04	$(2.31)	$(3.01)	$(21.19)	$(12.30)

Shares used in computing basic net income (loss) per share	8,338	7,312	7,414	7,386	7,292	7,375	7,533	7,550

Diluted net income (loss) per share	$0.63	$(0.88)	$(5.03)	$0.03	$(2.31)	$(3.01)	$(21.19)	$(12.30)

Shares used in computing diluted net income (loss) per share	9,023	7,312	7,414	7,766	7,292	7,375	7,533	7,550

(1)	Revenue and cost of revenue reclassified for Emerging Issues Task Force Issue (“EITF”) No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

      Certain information regarding the members of our board of directors is set forth below:

Name	Age	Position

Joshua Pickus	42	President, Chief Executive Officer and Chairman of the Board
Ravi Chiruvolu(1)	34	Director
Matt Miller	40	Director
Edward F. Thompson(1)	64	Director
Peter Thompson	46	Director
Val E. Vaden(1)	43	Director

(1) Member of the Audit Committee and the Compensation Committee

      Joshua Pickus has served as our president and chief executive officer since November 2002. Mr. Pickus served as a member of our board of directors since October 2002 and as chairman of the board since February 2003. Mr. Pickus was our chief financial officer from February 2001 to January 2003 and our president, worldwide business relations from January 2001 to November 2002. From November 1999 to January 2001, Mr. Pickus served as our president, vertical markets. From April 1999 to November 1999, Mr. Pickus was a general partner in the private equity group at Bowman Capital Management, a technology investment firm. From January 1994 to March 1999, he was a partner at Venture Law Group, a Silicon Valley law firm. Mr. Pickus holds an AB in public and international affairs from Princeton University and a JD from the University of Chicago Law School.

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

      Edward F. Thompson has been a director of Niku since August 2001. Mr. Thompson has served as a senior advisor to the board of directors of Fujitsu Limited and as a director of several Fujitsu subsidiaries or portfolio companies since 1995. From 1976 to 1994, Mr. Thompson served in a series of management positions with Amdahl Corporation including, from August 1983 to June 1994, chief financial officer and secretary of Amdahl and from October 1985 to June 1994, chief executive officer of Amdahl Capital Corporation. Mr. Thompson holds a MBA in operations research and finance from Santa Clara University and a BS in aeronautical engineering from the University of Illinois. Mr. Thompson is a member of the board of directors of Stratex Networks, Inc., a networking company. He is also a member of the boards of directors and strategic advisory boards of several private companies.

      Peter Thompson has been a director of Niku since December 2002. Mr. Thompson has been a director of Technology Consulting at Btexact Technologies, a division of British Telecom, since April 2000. From April 1998 to April 2000, Mr. Thompson served as the general manager of Integrated Business Solutions at British Telecom. From February 1996 to April 1998, Mr. Thompson served as the channel manager and product manager for BT Wholesale, a division of British Telecom. From March 1994 to February 1996, Mr. Thompson served as the development program director for the BT/ MCI joint venture, a global telecommunications venture. Mr. Thompson holds a Honors degree from Loughborough University of Science and Technology in electronic and electrical engineering.

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

      There currently are no family relationships among any of our directors or executive officers.

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

      The following table shows compensation information during each of our last three fiscal years for our Chief Executive Officer and our other four most highly compensated executive officers. These individuals are collectively referred to as the “Named Executive Officers.”

						Restricted	Securities
					Other	Stock	Underlying		LTIP	All
Name and Principal	Fiscal	Salary		Bonus	Annual	Awards	Options		Payouts	Other
Position	Year	($)		($)	Compensation	($)	(#)		($)	Compensation

Joshua Pickus	2003	$294,946		$250,000	—	—	150,000	(4)	—	—
President, Chief Executive	2002	344,308		400,000	—	—	55,000	(5)	—	—
Officer and Chairman	2001	298,077		100,000	—	—	23	(6)	—	—
of the Board
Michael Shahbazian	2003	9,375	(1)	—	—	—	—		—	—
Chief Financial Officer	2002	—		—	—	—	—		—	—
	2001	—		—	—	—	—		—	—
Farzad Dibachi	2003	74,572	(2)	—	—	—	—		—	—
Former President, Chief	2002	364,508		350,000	—	—	150,000	(7)	—	—
Executive Officer and Chairman of the Board	2001	347,756		—	—	—	20,000	(8)	—	—
Richard N. LaBarbera	2003	202,564		—	—	—	—		—	—
Former President, Global	2002	478,846		500,000 (3)	—	—	25,000	(9)	—	—
Operations	2001	127,566		—	—	—	100,000	(9)	—	—
Rhonda Dibachi	2003	160,844		—	—	—	—		—	—
Former Executive Vice	2002	238,125		200,000	—	—	20,000	(7)	—	—
President of Planning and Strategy	2001	198,718		—	—	—	10,000	(8)	—	—

(1)	Represents Mr. Shahbazian’s salary from his employment commencement date on January 21, 2003 to January 31, 2003.

(2)	From November 2001 to September 2002, Mr. Dibachi declined to receive a salary.

(3)	Represents a loan that was forgiven in the first quarter of fiscal 2002.

(4)	These options vest monthly over 24 months from the grant date.

(5)	All options granted to Mr. Pickus in fiscal 2002 were cancelled in fiscal 2003.

(6)	These options fully vested one year from the grant date.

(7)	Mr. Dibachi’s unvested options to purchase 62,500 shares were cancelled on November 14, 2002 and vested options to purchase 87,500 shares expired on February 14, 2003. Ms. Dibachi’s unvested options to purchase 8,333 shares were cancelled on November 14, 2002 and vested options to purchase 11,667 shares expired on February 14, 2003.

(8)	Mr. Dibachi’s unvested options to purchase 6,666 shares were cancelled on November 14, 2002 and vested options to purchase 13,334 shares expired on February 14, 2003. Ms. Dibachi’s unvested options to purchase 3,333 shares were cancelled on November 14, 2002 and vested options to purchase 6,667 shares expired on February 14, 2003.

(9)	Mr. LaBarbara exercised options to purchase 13,000 shares of common stock in March 2002. Unvested options to purchase 71,138 shares of common stock were cancelled on July 31, 2002 and vested options to purchase 41,112 shares of common stock expired on November 12, 2002.

Options Granted in Fiscal 2003

      The following table shows all options to acquire shares of our common stock granted to the Named Executive Officers during fiscal 2003.

						Potential Realizable
						Value at Assumed
		Number of	% of Total			Annual Rates of Stock
		Securities	Options			Price Appreciation for
		Underlying	Granted to	Exercise		Options Term
		Options	Employees in	Price	Expiration
Name	Grant Date	Granted(#)	Fiscal Year	($/Share)	Date	5%	10%

Joshua Pickus	10/21/02	150,000	19.5%	$1.50	10/20/12	$141,501	$358,592

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

      Potential realizable values are calculated by:

•	Multiplying the number of shares of common stock subject to a given option by the market price on the date of the grant or the date of repricing, if the option was repriced;

•	Assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•	Subtracting from that result the total option exercise price.

      The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect our estimate or projection of future common stock prices. As of January 31, 2003, the closing price of our common stock was $4.19 per share.

Options Repriced in Fiscal 2003

      The following table shows the number of options held by the Named Executive Officers that were exchanged in a manner that may be deemed to be a repricing during fiscal 2003.

		Number of Securities	Market Price	Exercise		Length of Original
		Underlying	of Stock at	Price at	New	Options Term
		Options/SARs	Time of	Time of	Exercise	Remaining at Date of
Name	Date	Repriced	Repricing	Repricing	Price	Repricing (Years)

Joshua Pickus	10/21/02	25,000	$1.50	$7.50	$1.50	9.06
	10/21/02	30,000	$1.50	$7.50	$1.50	8.42

Options Exercised in Fiscal 2003

      The following table shows the number of shares acquired and the value realized upon exercise of stock options by the Named Executive Officers during fiscal 2003 and the number and value of options they held as of the end of fiscal 2003. Also reported are values of “in-the-money” options that represent the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option at fiscal year end multiplied by the number of shares issued upon exercise of the option.

The fair market value is based on $4.19 per share, which was the closing price of our common stock as reported on the Nasdaq SmallCap Market on January 31, 2003. These values have not been, and may never be, realized.

				Number of Securities		Value of Unexercised
				Underlying Unexercised		In the Money Options at
	Shares Acquired			Options at Fiscal Year End		Fiscal year End($)
	on Exercise	Exercised	Value
Name	(#)	Price ($)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Joshua Pickus	—	$—	$—	31,297	118,725	$84,130	$319,370
Farzad Dibachi	—	—	—	—	100,834	—	—
Rhonda Dibachi	—	—	—	—	18,334	—	—
Richard N. LaBarbera	13,000	7.50	173,075	—	—	—	—

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

      Below are options we have granted to non-employee members of our board of directors in fiscal 2003.

		Number of	Exercise Price
Name	Grant Date	Options Granted	Per Share

Ravi Chiruvolu	10/11/02	5,000	$1.10
	10/22/02	20,000	2.60
Edward F. Thompson	06/26/02	2,500	4.00
	11/13/02	10,000 (1)	6.40
Val E. Vaden	06/26/02	2,500	4.00
	11/13/02	20,000	6.40

(1)	Mr. Edward F. Thompson also received cash payments of $20,000.

Employment Agreements with Named Executive Officers

      On October 18, 2002, we entered into an employment agreement with Farzad Dibachi, who was then our president and chief executive officer. The agreement provides for a base salary of $360,000 per year, a discretionary bonus, certain benefits and $30,000 per month for six months upon resignation or termination by us other than for cause. The agreement also provides for a one-time payment of $50,000 and three quarterly payments of $84,792 for, among other things, the execution of a voting agreement, a non-solicitation agreement and certain other agreements by Mr. Dibachi. Mr. Dibachi resigned as our president and chief executive officer in November 2002 and as a director in December 2002. From November 2001 to September 2002, Mr. Dibachi declined to take a salary. In connection with these arrangements, we have paid approximately $254,000 in severance plus related benefits to Mr. Dibachi in fiscal 2003 and paid approximately $296,000 in severance plus related benefits in fiscal 2004.

      On October 18, 2002, we entered into an employment agreement with Rhonda Dibachi, who was then our vice president of strategy and planning. The agreement provided for a base salary of $202,500 per year, a discretionary bonus and $16,875 per month for six months upon resignation or termination by us other than for cause. The agreement also provides for a one-time payment of $50,000 and three quarterly payments of $84,792 for, among other things, the execution of a voting agreement, a non-solicitation agreement and certain other agreements by Ms. Dibachi. Ms. Dibachi resigned as our executive vice president of strategy and planning in November 2002. In connection with these arrangements, we have paid approximately $209,000 in severance plus related benefits to Ms. Dibachi in fiscal 2003 and paid approximately $252,000 in severance plus related benefits in fiscal 2004.

Limitation of Liability and Indemnification

      Section 145 of the Delaware General Corporation Law (the “DGCL”) authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred) arising under the Securities Act. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by the DGCL. In addition, we have entered into indemnification agreements with certain of our directors and officers which, among other things, provide for indemnification of our directors and officers for expenses and liabilities incurred in any investigation, defense, settlement or appeal of a proceeding arising out of his or her services as a director or officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers. We also have purchased and maintained insurance for our officers, directors, employees or agents against liabilities that a director, an officer, an employee or an agent may incur in his or her capacity as such.

Compensation Committee Report

      In the section below, we describe our executive compensation policies and practices. We also identify the procedures we use to determine the compensation of our Chief Executive Officer and other Named Executive Officers.

      Compensation Philosophy. In developing our executive compensation policies, our compensation committee has two principal objectives: (1) attracting and retaining our executive officers; and (2) motivating our executive officers to achieve short-term and long-term corporate goals that enhance stockholder value. Our committee seeks to achieve those objectives within the Company’s current financial plans. Accordingly, our committee has adopted the following overriding policies:

•	pay compensation that is competitive with the practices of comparable high technology companies;

•	set challenging performance goals for our officers and provide a short-term incentive through a bonus plan that is based upon achievement of these goals;

•	align the interests of our officers with those of our stockholders by providing a significant long-term incentive in the form of stock options; and

•	adjust compensation levels to reflect changes in the Company’s market, performance and resources.

      In determining executive compensation levels at the annual compensation review in fiscal 2003, the Compensation Committee reviewed market data for compensation by publicly-held technology companies comparable to us. Comparable companies that we evaluated included those examined in several commercial surveys of executive compensation in technology companies.

      Total Annual Compensation. Each Named Executive Officer’s compensation package may, in one or more years, be comprised of the following three elements: (1) base salary; (2) annual variable performance awards such as bonuses; and (3) long-term equity incentives. We authorize guidelines for officers’ target total annual compensation (salary and bonus) after reviewing similar compensation information from companies in the high technology industry.

      Base Compensation. Salaries for Named Executive Officers for fiscal 2003 were initially determined on an individual basis by evaluating each named executive’s scope of responsibility, performance, prior experience and salary history as well as the salaries for similar positions at technology companies in the San Francisco Bay Area that are of comparable size to us and with which we compete for executive personnel. Salary for Mr. Shahbazian was based on his industry experience, competitive salary information and current market conditions as well as negotiations with him prior to his commencement of employment.

      Bonuses. Target bonuses for each Named Executive Officer are based on his or her potential impact on our operating and financial results and based on market competitive pay practices. Target bonuses are generally expressed as a percentage of an executive’s base salary. The actual bonus that is paid to each officer depends on the achievement of business unit and corporate objectives and financial performance goals. The business unit objectives we set include both financial and operating goals, including, for example, increasing revenue, operating income and cash flow. In fiscal 2003, bonuses were paid based on the Company’s achievement of profitability in the third and fourth quarters of the year.

      Each year, we adjust the performance goals in light of general business conditions and our corporate strategies for the year. For fiscal 2003, the Committee established an executive bonus program under which payments were made if the Company’s financial performance improved significantly. Mr. Pickus, our chief financial officer for the majority of fiscal 2003, earned a bonus of $250,000 in fiscal 2003 based primarily on the Company’s achievement of profitability in the third and fourth quarters of the year. Mr. Shahbazian, hired as the Company’s chief financial officer in January 2003, did not receive a bonus in fiscal 2003.

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

      The number of options granted to each named executive officer and the vesting schedule are determined based on a variety of factors, including (1) the executive’s position at Niku; (2) his or her individual performance; and (3) the number of options the executive already holds. In fiscal 2003, our committee relied upon these factors to approve stock option grants for the named executive officers and other senior officers, and for certain other individual grants. All other grants were approved by Joshua Pickus, our president and chief executive officer and Farzad Dibachi, our former president and chief executive officer, after utilizing guidelines approved by the committee.

      Compensation of Chief Executive Officer. During fiscal 2003, Mr. Pickus earned a salary of $294,946 and, as noted above, a bonus of $250,000. This bonus was based primarily on the Company’s achievement of profitability in the fourth quarter of the year. During fiscal 2003, Mr. Pickus also received equity-based compensation in the form of options to purchase 150,000 shares of our common stock with an exercise price of $1.50 and had options to purchase 55,000 shares of our common stock with an exercise price of $7.50 cancelled. This cancellation was made in a manner that may be deemed a repricing of Mr. Pickus’ options.

The committee believed that the grant of new options to Mr. Pickus and the cancellation of old options held by Mr. Pickus was appropriate given our need to retain and motivate him.

      During fiscal 2003, Mr. Dibachi received a salary of $74,572. Mr. Dibachi declined to receive a salary from November 2001 to September 2002. We did not grant options to Mr. Dibachi in fiscal 2003. In October 2002, we entered into an employment agreement with Mr. Dibachi providing for a base salary of $360,000 per year, a discretionary bonus, certain benefits and $30,000 per month for six months upon his resignation or termination by us other than for cause. The agreement also provides for a one-time payment of $50,000 and three quarterly payments of $84,792 for, among other things, the execution of a voting agreement, a non-solicitation agreement and certain other agreements by Mr. Dibachi. Mr. Dibachi resigned as our president and chief executive officer in November 2002 and as a director in December 2002. In connection with these arrangements, we have paid approximately $254,000 in severance plus related benefits to Mr. Dibachi in fiscal 2003 and paid approximately $296,000 in severance plus related benefits in fiscal 2004.

      Tax Deductibility of Executive Compensation. Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our Named Executive Officers only if the compensation is less than $1,000,000 during any fiscal year or is “performance-based” under Section 162(m). Our stock option plans permit our committee to pay compensation that is “performance-based” and thus fully tax-deductible by us. Our committee currently intends to continue seeking a tax deduction for all of our executive compensation, to the extent we determine it is in our best interests.

COMPENSATION COMMITTEE:

Ravi Chiruvolu

Edward F. Thompson
Val E. Vaden

      Stockholders should be aware that under SEC rules, the Compensation Committee Report is not considered “filed” with the SEC under the Securities Exchange Act of 1934, and is not incorporated by reference in any of our past or future filings under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless this report is specifically referenced. You may not consider this report for soliciting the purchase or sale of our common stock.

Compensation Committee Interlocks and Insider Participation

      None of our executive officers served during fiscal 2003 as a member of the board of or compensation committee of any entity that has had one or more executive officers which served as a member of our board of directors of compensation committee.

Stock Performance Graph

      The graph set forth below compares the cumulative total stockholder return on our common stock between February 29, 2000, the date of our initial public offering, and January 31, 2003 with the cumulative total return of (i) the Nasdaq Stock Market Index (the “Nasdaq Index”); (ii) the JP Morgan H&Q Computer Software Index (the “JP Morgan Index”); and (iii) the RDG Software Composite Index, over the same period. This graph assumes the investment of $100.00 on February 29, 2000 in our common stock, the Nasdaq Index, the JP Morgan Index and the RDG Software Composite Index, and calculates the annual return through January 31, 2003. This graph assumes the reinvestment of dividends, if any. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.

The JP Morgan Index was discontinued in the middle of 2002 and has been replaced with the RDG Software Composite Index.

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*

AMONG NIKU CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
THE JP MORGAN H&Q COMPUTER SOFTWARE INDEX
AND THE ROG SOFTWARE COMPOSITE INDEX

*$100 invested on 2/29/00 in stock or index-including reinvestment of dividends. Fiscal year ending January 31.

     The Stock Performance Graph is not considered “filed” with the SEC under the Securities Exchange Act of 1934, as amended, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, unless this section is specifically referenced.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table indicates beneficial ownership of our common stock as of June 30, 2003 by: (a) each person or entity known by us to beneficially own 5% or more of our common stock; (b) each of our directors and nominees; (c) each of our Named Executive Officers (as defined below); and (d) all directors and Named Executive Officers as a group.

      The percentage of beneficial ownership for the table is based on 11,921,440 shares of our common stock outstanding as of June 30, 2003, as adjusted as required by rules promulgated by the Securities and Exchange Commission. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock.

Unless otherwise indicated, each entity or person listed below maintains a mailing address at c/o Niku Corporation, 305 Main Street, Redwood City, California 94063.

      Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be, and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person named in the following table and the percentage ownership of that person, shares of our common stock that are subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 2003 are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Nature of	Percent of
	Beneficial	Common Stock
Beneficial Owner	Ownership(1)	Outstanding

WaldenVC(1)	2,586,493	21.2%
750 Battery Street, 7th Floor
San Francisco, CA 94111
Limar Realty Corp. #30(2)	1,445,000	12.1%
1730 South El Camino Real, Suite 400
San Mateo, CA 94402
Vector Capital Partners II, L.L.C.(3)	1,121,859	9.4%
465 Montgomery Street, 19th Floor
San Francisco, CA 94104
Farzad and Rhonda Dibachi(4)	1,012,354	8.5%
Terence Garnett and Katrina A. Garnett(5)	802,743	6.7%
Ravi Chiruvolu(6)	52,252	*
Matt Miller(7)	1,986,294	16.3%
Joshua Pickus(8)	69,820	*
Michael Shahbazian(9)	19,999	*
Edward F. Thompson(10)	6,804	*
Peter Thompson(11)	6,965	*
Val E. Vaden(12)	1,130,746	9.4%
All directors and executive officers as a group (7 persons)(13)	3,272,880	26.6%

*	Less than 1%

(1)	Represents 1,618,179 shares and warrants to purchase 202,272 shares held by Walden VC II, L.P.; 149,013 shares and warrants to purchase 18,627 shares held by Walden SBIC, L.P.; 145,104 shares and warrants to purchase 18,138 shares held by Walden Capital Partners II, L.P.; 146,527 shares and warrants to purchase 18,316 shares held by Walden VC II-Side, L.P.; 58,824 shares and warrants to purchase 7,353 shares held by Walden Investors; 29,411 shares and warrants to purchase 3,677 shares held by Walden Management Co. Pension Fund; 29,411 shares and warrants to purchase 3,677 shares held by Walden Management Corporation; 65,511 shares and warrants to purchase 3,677 shares held by Walden Capital Partners; 32,011 shares and warrants to purchase 3,677 shares held by George Sarlo Revocable Trust dated 12/23/91; and 29,411 shares and warrants to purchase 3,677 shares held by Sarlo-Berliner, Inc. Each is a member of a Section 13(d) group and disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein. Messrs. Matthew Miller, Larry Marcus, Steve Eskenazi, Art Berliner, George Sarlo and Phil Sanderson possess voting and dispositive power over the shares held by certain WaldenVC and its affiliated entities.

(2)	Mr. Theodore H. Kruttschnitt, III possesses voting and dispositive power over the shares held by Limar Realty Corp. #30. Mr. Kruttschnitt, III is a controlling stockholder of Limar Realty Corp. #30.

(3)	Represents 917,374 shares and warrants to purchase 47,426 shares held by Vector Capital II, L.P.; 35,948 shares and warrants to purchase 1,859 shares held by Vector Entrepreneur Fund II, L.P.; and 113,390 shares and warrants to purchase 5,862 shares held by Vector Member Fund II L.P. Vector Capital Partners II, L.L.C. is the general partner of Vector Capital II, L.P., Vector Entrepreneur Fund II, L.P. and Vector Member Fund II, L.P. and may be deemed to have sole power to vote these shares. Mr. Val E. Vaden and Alexander R. Slusky possess voting and dispositive power over the shares held by Vector Capital II, L.P. and its affiliates. Mr. Vaden and Mr. Slusky are Managing Members of Vector Capital Partners II, L.L.C., which is the general partner of Vector Capital II, L.P.

(4)	Represents 1,012,354 shares held by the Dibachi Family Trust. Mr. Farzad Dibachi and Ms. Rhonda Dibachi possess voting and dispositive power over the shares held by the Dibachi Family Trust.

(5)	Represents 464,323 shares held by the Garnett Family Trust; 7,538 shares held by Mr. Garnett; and 294,117 shares and warrants to purchase 36,765 shares held by Katrina A. Garnett. Excludes 120,000 shares held by the Garnett 1996 Children’s Trust. Mr. and Mrs. Garnett do not possess any voting or dispositive power over shares held by the Garnett 1996 Children’s Trust and disclaim beneficial ownership over the shares held by the trust. Mr. Garnett and Ms. Garnett possess voting and dispositive power over the shares held by the Garnett Family Trust.

(6)	Represents 38,847 shares held by Mr. Chiruvolu, 9,728 shares subject to options held by Mr. Chiruvolu that are exercisable within 60 days of June 30, 2003 and warrants to purchase 3,677 shares held by Mr. Chiruvolu.

(7)	Represents 1,000 shares held by Mr. Miller. Includes 1,618,179 shares and warrants to purchase 202,272 shares held by Walden VC II, L.P. and 146,527 shares and warrants to purchase 18,316 shares held by Walden VC II-Side, L.P. Mr. Miller is a managing member of Walden VC, LLC, the general partner of Walden VC II, L.P. and Walden VC II-Side, L.P. Mr. Miller disclaims beneficial ownership to the shares held by such funds except to the extent of his pecuniary interest therein.

(8)	Represents 4,739 shares held by the Pickus Family Trust and 65,081 shares subject to options held by Mr. Pickus that are exercisable within 60 days of June 30, 2003. Mr. Pickus Ms. Carey Pickus possess voting and dispositive power over the shares held by the Pickus Family Trust.

(9)	Represents 19,999 shares subject to options held by Mr. Shahbazian that are exercisable within 60 days of June 30, 2003.

(10)	Represents 6,804 shares subject to options held by Mr. Edward F. Thompson that are exercisable within 60 days of June 30, 2003.

(11)	Represents 1,410 shares held by Mr. Peter Thompson and 5,555 shares subject to options held by Mr. Thompson that are exercisable within 60 days of June 30, 2003.

(12)	Represents 8,887 shares subject to options held by Mr. Vaden that are exercisable within 60 days of June 30, 2003 and 1,066,712 shares and warrants to purchase 55,147 shares of common stock held by funds managed by Vector Capital Partners II, L.L.C. Mr. Vaden is a Managing Member of Vector Capital Partners II, L.L.C. Mr. Vaden disclaims beneficial ownership of the shares held by such funds except to the extent of his pecuniary interest therein.

(13)	Represents 2,877,414 shares held by all directors and executive officers as a group and 395,466 shares subject to options or warrants held by all directors and executive officers as a group that are exercisable within 60 days of June 30, 2003.

Equity Incentive Plan Information

      The following table provides information as of January 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity incentive plans.

	A	B	C
			Number of Securities
			Remaining for Future
	Number of Securities		Issuance Under Equity
	to be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	1,375,228	$10.12	1,077,678
Equity Compensation Plans Approved by Shareholders(2)	121,414	5.39	120,002

	1,496,642	$9.74	1,197,680

1.	Includes the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan.

2.	Includes the 1998 Stock Option Plan and 2000 Stock Incentive Plan.

3.	On each January 1, the number of shares reserved and available for grant under the 2000 Equity Incentive Plan is increased automatically by a number of shares equal to 5% of our total outstanding shares on the immediately prior December 31 and the number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan is increased by a number of shares equal to 1% of our total outstanding shares on the immediately prior December 31.

Item 13.     Certain Relationships and Related Transactions

      Other than the compensation arrangements described in “Compensation of Directors” and “Executive Compensation and Related Information” and the transactions described below, since January 31, 2002, there has not been nor is there currently proposed, any transaction or series of similar transactions required to be disclosed to which we were or will be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Loan to Executive Officer

      In November 1999, we loaned $1,250,000 to our then president, vertical markets, Joshua Pickus, who is now our chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of our restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, we extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, we repurchased these 125,000 shares of common stock from Mr. Pickus for $675,000, the fair market value of the common stock at that time, and Mr. Pickus used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, we cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of Mr. Pickus. On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan which reduced the interest outstanding as of the date of repayment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, Mr. Pickus repaid $120,000 of this loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000. In November 1999, we also loaned $200,000 to Mr. Pickus under a separate agreement at a rate of 8.0% per annum, which was due on or before November 11, 2002. Mr. Pickus has fully repaid this loan.

Other Transactions

      On February 12, 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of our common stock at a price of $0.40 per warrant share. The warrants carry an exercise price of $3.40 per share and have a five-year term. The private placement closed in two parts and the subsequent closing of the private placement was approved by our stockholders at a special meeting of stockholders held on April 10, 2003. The sale of common stock and warrants is intended to be exempt from the registration statements of the Securities Act of 1933, as amended, and we expect to rely upon Section 4(2) and/or the Regulation D “safe harbor” provisions.

      In connection with the private placement, our board of directors appointed Matt Miller, a managing member of Walden VC, to our board of directors as a Class III Director. Walden VC and its affiliated entities purchased 2,264,702 shares and warrants to purchase 283,091 shares of our common stock in the private placement.

      Mr. Val E. Vaden, a member of our board of directors, is a managing member of Vector Capital Partners II, L.L.C. (hereinafter referred to as “Vector Capital”). Vector Capital or its affiliates purchased 441,177 shares and warrants to purchase 55,147 shares of our common stock in the private placement. Vector Capital or its affiliates held 849,055 shares and warrants to purchase 27,940 shares prior to the private placement.

      Mr. Ravi Chiruvolu, a member of our board of directors, purchased 29,412 shares and warrants to purchase 3,677 shares of our common stock in the private placement. Mr. Chiruvolu’s participation in the private placement was conditioned on our obtaining stockholder approval for his purchase of shares and warrants, which was obtained at the special meeting of stockholders held on April 10, 2003.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on 8-K

(a) 1.     Financial Statements

      See Item 8 of the annual report on Form 10-K.

      2.     Financial Statements Schedules

      The following financial statement schedule is filed herein on page 81.

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

Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation.
3.02(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 20, 2002
3.03(10)	Registrant’s Amended and Restated Bylaws.
4.01(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated November 18, 1999, as amended December 8, 1999.
4.02(4)	Warrant to Purchase Common Stock of the Registrant by and between in Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.
4.03(9)	Form of Warrant to Purchase Common Stock of the Registrant, dated February 12, 2003.
4.04(9)	Registration Rights Agreement by and between various Investors and the Registrant, dated February 12, 2003.
10.01(1)	Form of Indemnification Agreement by and between Registrant and its directors and executive officers.
10.02(1)	1998 Stock Plan, as amended.
10.03(10)	2000 Equity Incentive Plan, as amended.
10.04(10)	2000 Employee Stock Purchase Plan, as amended.
10.05(2)	2000 Stock Incentive Plan.
10.11(1)	Restricted Stock Purchase Agreement by and between Joshua Pickus and the Registrant, dated November 1, 1999.
10.12(1)	Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated November 11, 1999.
10.13(3)	Office Lease by and between Brugger Corporation and the Registrant, dated May 7, 1999.
10.14(5)	Amended and Restated Secured Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated May 15, 2002.
10.15(6)	Amended to the Lease by and between Brugger Corporation and the Registrant, dated July 29, 2002.
10.16(6)	Business Loan Agreement, Commercial Security Agreement and Promissory Note by and between Mid Peninsula Bank and the Registrant, dated September 9, 2002.
10.17(7)	Employment Agreement by and between Farzad Dibachi and the Registrant, dated October 18, 2002.
10.18(7)	Employment Agreement by and between Rhonda Dibachi and the Registrant, dated October 18, 2002.
10.19(4)	Voting Agreement by and between Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.

Number	Exhibit Title

10.20(8)	Voting Agreement by and between Farzad and Rhonda Dibachi and the Registrant, dated November 6, 2002.
10.21(9)	Common Stock and Warrant Purchase Agreement by and between various Investors and the Registrant, dated February 12, 2003.
21.01(3)	List of Subsidiaries.
23.01	Consent of KPMG LLP
99.01	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated November 17, 2001.

(3)	Incorporated by reference to the Registrant’s Fiscal 2001 Annual Report on Form 10-K filed on April 19, 2001.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 12, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed December 13, 2002.

(8)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(9)	Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2003.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed April 15, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKU CORPORATION

By:	/s/ JOSHUA PICKUS

Joshua Pickus
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: August 6, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ JOSHUA PICKUS Joshua Pickus		President, Chief Executive Officer and Chairman of the Board	August 6, 2003

/s/ MICHAEL SHAHBAZIAN Michael Shahbazian		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 6, 2003

* Ravi Chiruvolu		Director	August 6, 2003

* Matt Miller		Director	August 6, 2003

* Edward F. Thompson		Director	August 6, 2003

* Peter Thompson		Director	August 6, 2003

* Val E. Vaden		Director	August 6, 2003

*By:	/s/ JOSHUA PICKUS Joshua Pickus Attorney-in-Fact

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

/s/ JOSHUA PICKUS

Joshua Pickus
Chief Executive Officer

Date: August 6, 2003

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

/s/ MICHAEL SHAHBAZIAN

Michael Shahbazian
Chief Financial Officer
(Principal Accounting Officer)

Date: August 6, 2003

NIKU CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Balance
	Balance	Acquired	Charged to			Balance at
	Beginning of	Through	Operating			End of
	Period	Acquisition	Expenses	Write-offs		Period

	(In thousands)
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