Form 10-Q
period 2003-07-31
NIKU CORP
filed 2003-09-12
CIK 1076641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the registrant’s common stock as of August 31, 2003 was 11,931,402.

NIKU CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31,	January 31,

	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$21,675	$16,670
Current portion of restricted cash	—	229

Total cash, cash equivalents and current portion of restricted cash	21,675	16,899
Accounts receivable, net	4,572	7,211
Prepaid expenses and other current assets	2,154	1,687

Total current assets	28,401	25,797
Restricted cash	1,108	1,108
Property and equipment, net	1,758	2,515
Deposits and other assets	908	1,143

Total assets	$32,175	$30,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,668	$2,422
Accrued liabilities	4,635	6,180
Accrued restructuring	2,327	5,550
Bank borrowings and other short-term obligations	4,264	1,051
Deferred revenue	7,373	9,375

Total current liabilities	20,267	24,578
Long-term accrued restructuring	6,896	6,209
Long-term portion of bank borrowings	—	3,750

Total liabilities	27,163	34,537
Stockholders’ equity (deficit)	5,012	(3,974)

Total liabilities and stockholders’ equity (deficit)	$32,175	$30,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenue:
License	$3,131	$3,961	$6,344	$9,652
Services	6,877	6,533	13,503	14,969

Total revenue	10,008	10,494	19,847	24,621

Cost of revenue:
License	134	303	110	619
Services (exclusive of stock-based compensation of $1 and ($31) for the three months ended July 31, 2003 and 2002 and $2 and ($291) for the six months ended July 31, 2003 and 2002, respectively)	2,807	3,517	5,457	7,283

Total cost of revenue	2,941	3,820	5,567	7,902

Gross profit	7,067	6,674	14,280	16,719

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $12 and $109 for the three months ended July 31, 2003 and 2002 and $29 and ($1,841) for the six months ended July 31, 2003 and 2002, respectively)	3,364	7,414	6,946	15,561
Research and development (exclusive of stock-based compensation of $5 and ($392) for the three months ended July 31, 2003 and 2002 and $13 and ($1,598) for the six months ended July 31, 2003 and 2002, respectively)	1,817	3,993	3,714	8,022
General and administrative (exclusive of stock-based compensation of $56 and $13 for the three months ended July 31, 2003 and 2002 and $91 and ($217) for the six months ended July 31, 2003 and 2002, respectively)	1,531	2,331	3,068	4,538
Restructuring and other	1,648	30,405	1,648	29,567
Stock-based compensation	74	(301)	135	(3,947)
Asset impairment and other	—	425	—	425

Total operating expenses	8,434	44,267	15,511	54,166

Operating loss	(1,367)	(37,593)	(1,231)	(37,447)
Interest and other income (expense), net	(273)	312	(307)	432

Net loss	$(1,640)	$(37,281)	$(1,538)	$(37,015)

Basic net loss per share	$(0.14)	$(5.03)	$(0.14)	$(4.99)

Shares used in computing basic net loss per share	11,907	7,414	11,182	7,414

Diluted net loss per share	$(0.14)	$(5.03)	$(0.14)	$(4.99)

Shares used in computing diluted net loss per share	11,907	7,414	11,182	7,414

Comprehensive loss:
Net loss	$(1,640)	$(37,281)	$(1,538)	$(37,015)
Foreign currency translation adjustments	86	57	92	118

Comprehensive loss	$(1,554)	$(37,224)	$(1,446)	$(36,897)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,538)	$(37,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	812	2,361
Restructuring and other	30	7,962
Stock-based compensation	135	(3,947)
Provision for doubtful accounts receivable	204	128
Cancellation of interest on notes receivable from stockholders	—	116
Interest on notes receivable from stockholders	—	(46)
Issuance of common stock for services received	6	—
Changes in operating assets and liabilities:
Accounts receivable	2,435	5,844
Prepaid expenses and other current assets	(497)	2,720
Accounts payable	(754)	137
Accrued liabilities	(1,545)	(7,826)
Accrued restructuring	(2,536)	18,242
Deferred revenue	(2,002)	(2,248)

Net cash used in operating activities	(5,250)	(13,572)

Cash flows from investing activities:
Purchases of property and equipment	(36)	(2,436)
Releases of investments of restricted cash, net	229	3,978
Deposits and other assets	235	756

Net cash provided by investing activities	428	2,298

Cash flows from financing activities:
Issuance of common stock	119	388
Issuance of common stock and warrants in connection with a private placement, net	10,171	—
Proceeds (repayment) from bank line of credit, net	4,250	(22,000)
Repayment of bank term loan	(4,750)	—
Repayment of debt and capital lease obligations	(37)	(170)

Net cash provided by (used in) financing activities	9,753	(21,782)

Net increase (decrease) in cash and cash equivalents	4,931	(33,056)
Effect of exchange rate changes	74	34
Cash and cash equivalents, beginning of period	16,670	51,585

Cash and cash equivalents, end of period	$21,675	$18,563

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$137	$34

Noncash investing and financing activities:
Deferred stock-based compensation	$40	$—

Reversal of deferred stock-based compensation	$—	$19,224

Repurchases of common stock in settlement of notes receivable from stockholders	$—	$675

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

Stock Split

     On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts reflects the reverse stock split.

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

     Under the intrinsic-value method used by the Company to account for its employee stock-based compensation, no compensation cost has been recognized for any stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31, 1998 through February 28, 2000 (from inception until the Company’s initial public offering) and certain stock options granted in November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and certain stock options granted in November 2001, the Company recorded deferred stock compensation for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock and such difference is being amortized over the vesting period, consistent with the method described in FASB Interpretation No. 28.

     Had compensation costs been recorded by the Company in its consolidated statements of operations in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Three Months Ended		Six Months Ended
	April 30,		July 31,		July 31,

	2003	2002	2003	2002	2003	2002

Net income (loss), as reported	$102	$266	$(1,640)	$(37,281)	$(1,538)	$(37,015)
Add: Stock-based employee compensation expenses included in reported net income (loss), net of related tax effects	61	(3,646)	74	(301)	135	(3,947)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(468)	(2,381)	(1,221)	561	(1,689)	(1,821)

Pro forma net income (loss)	$(305)	$(5,761)	$(2,787)	$(37,021)	$(3,092)	$(42,783)

Net income (loss) per share:
Basic	$0.01	$0.04	$(0.14)	$(5.03)	$(0.14)	$(4.99)

Diluted	$0.01	$0.03	$(0.14)	$(5.03)	$(0.14)	$(4.99)

Pro forma net income (loss) per share:
Basic	$(0.03)	$(0.78)	$(0.23)	$(4.99)	$(0.28)	$(5.77)

Diluted	$(0.03)	$(0.74)	$(0.23)	$(4.99)	$(0.28)	$(5.77)

	Years Ended January 31,

	2003	2002	2001

Net income (loss), as reported	$(37,794)	$(291,546)	$(130,876)
Add: Stock-based employee compensation expenses included in reported net income (loss), net of related tax effects	(3,647)	14,402	29,045
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,654)	(23,964)	(52,048)

Pro forma net income (loss)	$(43,095)	$(301,108)	$(153,879)

Net income (loss) per share:
Basic	$(4.96)	$(39.20)	$(19.57)

Diluted	$(4.96)	$(39.20)	$(19.57)

Pro forma net income (loss) per share:
Basic	$(5.66)	$(40.49)	$(23.01)

Diluted	$(5.66)	$(40.49)	$(23.01)

     The pro forma net income (loss) and basic and diluted pro forma net income (loss) per share for the three months ended April 30, 2003 and 2002 and for the years ended January 31, 2003, 2002 and 2001 have been presented here to revise the amounts previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2003 and annual report on Form 10-K/A for the year ended January 31, 2003.

2. Repricing of Stock Options

     On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules or other terms of the repriced stock options. Stock options held by the Company’s former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. The Company has accounted for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. On April 15, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of the Company’s common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. The Company’s chief executive officer, chief financial officer, members of the board of directors and non-employees were not eligible to participate in the program. The stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, the Company’s employees tendered stock options for 525,031 shares of common stock. The Company expects to grant its employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, the Company will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. The Company will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that the Company’s stock price increases above $7.50. As of July 31, 2003, the Company had outstanding repriced stock options for approximately 73,000 shares of common stock that were subject to variable accounting. Based on the stock price as of July 31, 2003, the Company recorded no stock-based compensation in the second quarter of fiscal 2004 and in the six months ended July 31, 2003 relating to these repriced stock options. As of July 31, 2003, deferred stock-based compensation relating to these repriced stock options was zero, reflecting the intrinsic value of unvested repriced stock options as of July 31, 2003.

     In October 2002, the Company cancelled stock options to purchase 55,000 shares of common stock held by its chief executive officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of its common stock on the grant date. As a result, based on the closing price of its common stock of $4.67 on April 30, 2003, the Company recorded $35,000 in stock-based compensation in the first quarter of fiscal 2004. In May 2003, the Company’s chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and the Company recorded an additional $56,000 in stock-based compensation in May 2003. As all such repriced options were exercised, the Company will no longer be required to record additional stock-based compensation relating to these stock options in the future.

3. Restructuring and Other

     In the second quarter of fiscal 2004, the Company recorded $1.6 million in restructuring charges as a result of the Company’s current assessment of sublease opportunities for facilities the Company had previously vacated. In the second quarter of fiscal 2004, the Company also terminated a facility lease in Waltham, Massachusetts. The consideration for this termination included the release to the landlord of a $30,000 security deposit and a lease termination payment of $135,000. The table below represents restructuring activities in the second quarter of fiscal 2004 (in thousands):

		Restructuring
	Accrued	Charges in the	Write Offs in the	Paid in the	Accrued
	as of	Three Months Ended	Three Months Ended	Three Months Ended	as of
	April 30, 2003	July 31, 2003	July 31, 2003	July 31, 2003	July 31, 2003

Restructuring initiated in fiscal 2003
Severance	$548	(5)	—	(531)	$12
Net lease commitment costs on vacated facilities	1,271	314	—	(289)	1,296
Computer and car leases	206	5	—	(41)	170
Other exit costs	541	(34)	—	83	590
Restructuring initiated in fiscal 2002
Net lease commitment costs on vacated facilities	5,842	1,368	(30)	(192)	6,988
Exit costs for business line	173	—	—	(6)	167

	$8,581	$1,648	$(30)	$(976)	$9,223

     The Company expects that of the restructuring and other charges accrued as of July 31, 2003, severance costs will be paid by the third quarter of fiscal 2004, exit costs for business line (related to legal vertical market) will be paid no later than May 2004, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

     The Company’s restructuring activities for the six months ended July 31, 2003 were as follows (in thousands):

		Restructuring
	Accrued	Charges in the	Write Offs in the	Paid in the	Accrued
	as of	Six Months Ended	Six Months Ended	Six Months Ended	as of
	January 31, 2003	July 31, 2003	July 31, 2003	July 31, 2003	July 31, 2003

Restructuring initiated in fiscal 2003
Severance	$1,031	(5)	—	(1,014)	$12
Net lease commitment costs on vacated facilities	3,635	314	—	(2,653)	1,296
Computer and car leases	303	5	—	(138)	170
Other exit costs	588	(34)	—	36	590
Restructuring initiated in fiscal 2002
Net lease commitment costs on vacated facilities	6,029	1,368	(30)	(379)	6,988
Exit costs for business line	173	—	—	(6)	167

	$11,759	$1,648	$(30)	$(4,154)	$9,223

4. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	July 31,

	2003	2002

Shares issuable under stock options	1,215	1,217
Shares issuable under warrants	406	196

     The weighted-average exercise price of anti-dilutive options outstanding as of July 31, 2003 and 2002 was $3.86 and $15.40 per share, respectively. The weighted-average exercise price of anti-dilutive warrants as of July 31, 2003 and 2002 was $4.55 and $27.20 per share, respectively.

5. Debt

     The Company had a term loan for $5.0 million from a financial institution, which it entered into in September 2002. The term loan was secured by the Company’s tangible and intangible assets, accrued interest at 7.50% per annum and was to mature on February 15, 2004. The Company was required to make quarterly payments of principal and interest on a five-year amortization schedule. The Company had repaid $750,000 plus interest through June 2003. On the maturity date, the remaining principal balance of $3.8 million was to have been due. There were no financial covenants for the quarter ended July 31, 2003. On July 23, 2003, the Company terminated the term loan and repaid $4.3 million outstanding balance of the loan as of such date plus accrued interest.

     On July 18, 2003, the Company entered into a $5.0 million line of credit with the same financial institution. The Company had borrowings of $4.3 million as of July 31, 2003, which it repaid in August 2003. The line of credit is secured by the Company’s tangible and intangible assets, accrues interest rate at prime rate plus 0.50% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalent balance equal to or at least 1.25 times the outstanding principal line balance at each month end, 2) minimum liquidity of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation) for the period from May 1, 2003 to April 30, 2004. As of July 31, 2003, the Company was in compliance with all financial covenants.

6. Notes Receivable from Stockholder

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

On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, Mr. Pickus made a $120,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000.

7. Segment Reporting

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

     Disaggregated product information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

License	$3,131	$3,961	$6,344	$9,652
Services:
Consulting	2,925	2,226	5,400	5,680
Maintenance	3,952	4,307	8,103	9,289

	$10,008	$10,494	$19,847	$24,621

     The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom, the Netherlands and the rest of Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

United States	$6,611	$7,150	$12,136	$15,024
United Kingdom	1,353	1,563	2,565	4,261
The Netherlands	847	534	2,396	1,280
Europe Others	1,197	1,247	2,750	4,056

	$10,008	$10,494	$19,847	$24,621

     The Company’s long-lived assets residing in countries other than in the United States are insignificant.

     There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) as of July 31, 2003 and January 31, 2003, respectively. There were no customers individually representing more than 10% of total revenue in the second quarter of fiscal 2004 and 2003 and in the six months ended July 31, 2003 and 2002, respectively.

8. Litigation

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

9. Subsequent Event

     In the Company’s annual meeting held on September 10, 2003, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to reduce the number of authorized shares of common stock from 250,000,000 to 60,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report on Form 10-K, as amended, for the fiscal year ended January 31, 2003 and in our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. We may identify these statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “potential,” “strategy,” “plan” and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Factors That May Affect Future Results” herein and in our annual report on Form 10-K, as amended, for the year ended January 31, 2003 and in our other filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report. We do not assume any duty to update them.

Overview

     We provide portfolio management software for large enterprises. Our principal customers within these enterprises are information technology departments, new product development groups and consulting organizations. Our software provides executives with current and accurate information on the status of their projects, programs, resources and budgets, giving them the ability to manage their portfolio with control and predictability. Our software also allows project managers and members of project teams to schedule projects, collaborate and communicate on tasks and deliverables, track time and expense, and create and disseminate best practices for project and program management. Our software is based on a web services architecture that is delivered through a web browser. It is designed to integrate easily with other applications through extensible markup language (XML) and to be scalable to support tens of thousands of users.

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

   Revenue Recognition

     We derive our revenue principally from licenses of our products, maintenance and support of our products, and delivery of implementation services for our products. We offer our products primarily through our direct sales force. We also offer our products indirectly through certain channel partners.

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

   Accounts Receivable

     Accounts receivable are recorded net of allowances for doubtful accounts and totaled $4.6 million and $7.2 million as of July 31, 2003 and January 31, 2003, respectively. The allowances for doubtful accounts were $915,000 and $1.0 million as of July 31, 2003 and January 31, 2003, respectively. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

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

     There were no asset impairment and other charges in the second quarter of fiscal 2004 or the six months ended July 31, 2003. In the second and third quarter of fiscal 2003, we recorded $425,000 and $75,000, respectively, in asset impairment charges related to a $500,000 strategic equity investment we made in a private company in April 2000. In April 2000, we purchased 75,000 shares of the private company’s common stock at $6.67 per share. In performing an impairment assessment, we consider the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms in a proposed financing in the second quarter of fiscal 2003, which indicated that its price per share has dropped to $0.32 per share, we determined that the investment impairment was other than temporary and recorded an asset impairment charge in the second and third quarter of fiscal 2003.

   Restructuring Reserves for Vacated Leased Facilities

     We have recorded restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We regularly review these estimates in the second quarter and fourth quarter of each year or anytime we have persuasive evidence that a change in estimate has occurred. In the second quarter of fiscal 2004, we recorded an additional $1.6 million in restructuring reserves as a result of our current assessment of sublease opportunities for facilities previously vacated. To the extent that these estimates continue to change due to changes in market conditions, the actual restructuring expenses for vacated leases could vary by material amounts.

     Future lease payments, net of estimated sublease income, relating to facilities that we vacated pursuant to our restructuring program amounted to $1.6 million, $1.4 million, $1.2 million, $1.1 million and $922,000 for the twelve months ending July 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.3 million thereafter. These amounts are recorded in accrued restructuring and long-term accrued restructuring on the condensed consolidated balance sheets

Private Placement of Common Stock and Warrants to Purchase Common Stock

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. Total net proceeds from the private placement approximated $10.2 million.

Reverse Stock Split

     On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts reflects the reverse stock split.

Repricing of Stock Options

     On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules or other terms of the repriced options. Stock options held by our former chief executive officer, former executive vice president of strategy and planning, board of directors and non-employees were not repriced. We have accounted for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods. On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The exercise price of these new stock options will be equal to the fair market value of our common stock on the date of grant. On the grant date, the new stock options will be vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. Our chief executive officer, chief financial officer, members of the board of directors and non-employees were not eligible to participate in the program. The stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock. We expect to grant our employees stock options to purchase 603,785 shares of common stock at least six months and a day from May 13, 2003. As a result of this stock option exchange program, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50. Based on the stock price as of July 31, 2003, we recorded no stock-based compensation in the second quarter of fiscal 2004 and in the six months ended July 31, 2003 relating to these repriced stock options. As of July 31, 2003, deferred stock-based compensation relating to these repriced stock options was zero, reflecting the intrinsic value of unvested repriced stock options as of July 31, 2003.

     In October 2002, we cancelled stock options to purchase 55,000 shares of common stock held by our chief executive officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.67 on April 30, 2003, we recorded $35,000 in stock-based compensation in the first quarter of fiscal 2003. In May 2003, our chief executive officer exercised all of his repriced stock options to purchase 55,000 shares of common stock, and we recorded an additional $56,000 in stock-based compensation in May 2003. As all such repriced options were exercised, we will no longer be required to record additional stock-based compensation relating to these stock options in the future.

Pro Forma Financial Results

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). We also disclose and discuss certain non-GAAP pro forma financial information in the quarterly and annual financial results press release and investor conference call. This non-GAAP pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation, restructuring and other charges and impairment charges. We believe that the presentation of non-GAAP pro forma information may be of use to investors because we have historically provided such information and understand that some investors consider it useful in evaluating our on-going operations. However, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read the portions of our quarterly and annual financial results press releases which compare GAAP financial information with the non-GAAP pro forma financial results, and include a reconciliation of the GAAP and non-GAAP pro forma financial information.

Results of Operations

     The following table sets forth certain items in our condensed consolidated statements of operations for the three and six months ended July 31, 2003 and 2002 and expressed as a percentage of total revenue:

Comparison of Three and Six Months Ended July 31, 2003 and 2002

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenue:
License	31.3%	37.7%	32.0%	39.2%
Services	68.7	62.3	68.0	60.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.3	2.9	0.5	2.5
Services	28.1	33.5	27.5	29.6

Total cost of revenue	29.4	36.4	28.0	32.1

Gross profit	70.6	63.6	72.0	67.9

Operating expenses:
Sales and marketing	33.6	70.6	35.0	63.2
Research and development	18.2	38.1	18.7	32.6
General and administrative	15.3	22.2	15.5	18.4
Restructuring and other	16.5	289.7	8.3	120.1
Stock-based compensation	0.6	(2.8)	0.6	(16.0)
Asset impairment and other	—	4.0	—	1.7

Total operating expenses	84.2	421.8	78.1	220.0

Operating loss	(13.6)	(358.2)	(6.1)	(152.1)
Interest and other income, net	(2.8)	2.9	(1.6)	1.8

Net loss	(16.4)%	(355.3)%	(7.7)%	(150.3)%

   Revenue

     License. License revenue consists of revenue from licenses of our software products. License revenue was $3.1 million and $4.0 million in the second quarter of fiscal 2004 and 2003, respectively, decreasing 21.0% period over period. License revenue was $6.3 million and $9.7 million in the six months ended July 31, 2003 and 2002, respectively, decreasing 34.3% period over period. We believe that the decrease in license revenue in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 and in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a slowdown in corporate information technology spending, a restructuring program we implemented in fiscal 2003 in response to such slowdown in spending that reduced the number of revenue producing account executives, and a decline in the average size of our license sales in part as a result of fewer seats being purchased or a decrease in per seat price. The slowdown in corporate information technology spending was primarily due to deteriorating business conditions for our customers.

     Services. Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue from implementation services was $2.9 million and $2.2 million in the second quarter of fiscal 2004 and 2003, respectively, increasing 31.4% period over period. Services revenue from implementation services was $5.4 million and $5.7 million in the six months ended July 31, 2003 and 2002, respectively, decreasing 4.9% period over period. The increase in services revenue from implementation services in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 was primarily due to higher utilization of our professional services organization and services revenue from implementation services deferred from the first quarter of fiscal 2004. The decrease in services revenue from implementation services in absolute dollars in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2003 which reduced revenue generating implementation services consultants and a decrease in license revenue that led to a decrease in demand for implementation services, offset by an increase in utilization in the second quarter of fiscal 2004. Services revenue from maintenance and support contracts was $4.0 million and $4.3 million in the second quarter of fiscal 2004 and 2003, respectively, decreasing 8.2% period over period. Services revenue from maintenance and support contracts was $8.1 million and $9.3 million in the six months ended July 31, 2003 and 2002, respectively, decreasing 12.7% period over period. The decrease in services revenue from maintenance and support in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 and in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a decrease in the number of supported users for maintenance renewals and the absence of amortization of deferred maintenance revenue from the ABT acquisition in the second quarter of fiscal 2004 and in the six months ended July 31, 2003, compared to $386,000 and $764,000 of such amortization in the second quarter of fiscal 2003 and in the six months ended July 31, 2002.

   Cost of Revenue

     Cost of license revenue. Cost of license revenue includes royalties due to third parties for embedding their technologies in our products, product packaging, documentation and shipping costs. Cost of license revenue was $134,000 and $303,000 in the second quarter of fiscal 2004 and 2003, respectively, representing 4.3% and 7.6% of total license revenue in the respective period. Cost of license revenue was $110,000 and $619,000 in the six months ended July 31, 2003 and 2002, respectively, representing 1.7% and 6.4% of total license revenue in the respective period. The decrease in cost of license revenue in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 and in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a decline in license revenue and the reversal of $110,000 in royalties previous accrued as a result of a settlement during the first quarter of fiscal 2004 with a third party vendor. Royalties are calculated and paid quarterly based on among other things, percentage of total license revenue, number of seats sold or number of servers on which our customers have our product installed. There were no significant changes in the number of third party technologies we embedded in our products in the second quarter of fiscal 2004 and the six months ended July 31, 2003, compared to the second quarter of fiscal 2003 and the six months ended July 31, 2002.

     Cost of services revenue. Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $2.8 million and $3.5 million in the second quarter of fiscal 2004 and 2003, respectively, representing 40.8% and 53.8% of total services revenue in the respective period. Cost of services revenue was $5.5 million and $7.3 million in the six months ended July 31, 2003 and 2002, respectively, representing 40.4% and 48.7% of total services revenue in the respective period. The decrease in cost of services revenue in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 was primarily attributable to a $542,000 decrease in facility and information technology (IT) department costs and a $177,000 reduction in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003. The decrease in cost of services revenue in absolute dollars in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a $1.1 million decrease in facility and IT department costs and a $504,000 decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003.

   Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and benefits, marketing costs, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $3.4 million and $7.4 million in the second quarter of fiscal 2004 and 2003, respectively, representing 33.6% and 70.6% of total revenue in each respective period. Sales and marketing expenses were $6.9 million and $15.6 million in the six months ended July 31, 2003 and 2002, respectively, representing 35.0% and 63.2% of total revenue in each respective period. The decrease in sales and marketing expenses in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 was primarily attributable to a $1.5 million reduction in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003, a $1.6 million decrease in facility and IT department costs and a $201,000 decrease in commissions. The decrease in sales and marketing expenses in absolute dollars in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a $3.5 million decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003, a $3.2 million decrease in facility and IT department costs and a $664,000 decrease in commissions.

     Research and development. Research and development expenses consist primarily of salaries and benefits associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $1.8 million and $4.0 million in the second quarter of fiscal 2004 and 2003, respectively, representing 18.2% and 38.1% of total revenue in each respective period. Research and development expenses were $3.7 million and $8.0 million in the six months ended July 31, 2003 and 2002, respectively, representing 18.7% and 32.6% of total revenue in each respective period. The decrease in research and development expenses in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 was primarily attributable to a $1.2 million decrease in facility and IT department costs and a $699,000 decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003. The decrease in research and development expenses in absolute dollars in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a $2.4 million decrease in facility and IT department costs and a $1.5 million decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003.

     General and administrative. General and administrative expenses consist primarily of salaries and benefits and other related costs for finance, human resource, information technology and legal department employees, professional services fees and other general corporate expenses. General and administrative expenses were $1.5 million and $2.3 million in the second quarter of fiscal 2004 and 2003, respectively, representing 15.3% and 22.2% of total revenue in each respective period. General and administrative expenses were $3.1 million and $4.5 million in the six months ended July 31, 2003 from 2002, respectively, representing 15.5% and 18.4% of total revenue in each respective period. The decrease in general and administrative expenses in absolute dollars in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 was primarily attributable to a $406,000 decrease in facility and IT department costs, a $224,000 decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003 and a $142,000 decrease in legal fees. The decrease in general and administrative expenses in absolute dollars in the six months ended July 31, 2003 from the six months ended July 31, 2002 was primarily attributable to a $727,000 decrease in facility and IT department costs, a $250,000 decrease in salaries and benefits resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003 and a $269,000 decrease in legal fees.

     Stock-based compensation. Amortization of stock-based compensation was $74,000 and ($301,000) in the second quarter of fiscal 2004 and 2003 and $135,000 and ($3.9 million) in the six months ended July 31, 2003 and 2002, respectively. The stock-based compensation in the second quarter of fiscal 2004 and in the six months ended July 31, 2003 related to the amortization of stock options granted to our chief executive officer that were repriced in October 2002 and the amortization of stock options granted below fair market value prior to our initial public offering in February 2000. The recovery of stock-based compensation in the second quarter of fiscal 2003 and in the six months ended July 31, 2002 was attributable to variable accounting applied to our stock options that were repriced in the fourth quarter of fiscal 2002. As a result of a stock option exchange program we initiated in May 2003 and the exercise of stock options for 55,000 shares of common stock by our chief executive officer in May 2003, we will no longer incur stock-based compensation for outstanding stock options for approximately 298,000 shares of common stock that were previously repriced in November 2001 and outstanding stock options for 55,000 shares of common stock that were previously repriced in October 2002. We will continue to incur stock-based compensation for outstanding stock options for approximately 73,000 shares of common stock that were previously repriced in November 2001 that were not tendered pursuant to the stock option exchange program to the extent that our stock price increases above $7.50.

     Stock-based compensation by functional group for the second quarter of fiscal 2004 and 2003 and in the six months ended July 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

Services	$1	$(31)	$2	$(291)
Sales and marketing	12	109	29	(1,841)
Research and development	5	(392)	13	(1,598)
General and administrative	56	13	91	(217)

	$74	$(301)	$135	$(3,947)

     Restructuring and other. In the second quarter of fiscal 2004, we recorded $1.6 million in restructuring charges as a result of our current assessment of sublease opportunities for facilities that we had previously vacated. In the second quarter of fiscal 2004, we also terminated a facility lease in Waltham, Massachusetts. The consideration for this termination included the release to the landlord of a $30,000 security deposit and a lease termination payment of $135,000. There were no restructuring charges in the first quarter of fiscal 2004.

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

     We also vacated certain facilities, moved back to our former headquarters, which we had previously vacated in August 2001, and engaged in negotiations to terminate the lease for a significant facility in Redwood City, California, which we terminated in the third quarter of fiscal 2003. The $18.9 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 includes $18.8 million in cash and non-cash costs related to the proposed termination costs for the facility lease in Redwood City, California and $2.3 million in net lease commitments for certain other facilities that we vacated and leases we terminated, offset by $2.2 million of previously accrued deferred rent under such leases. Our future liabilities under the Redwood City, California lease prior to the proposed termination were approximately $121.7 million.

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

     The $2.4 million in net lease commitments on vacated facilities recorded in the second quarter of fiscal 2003 relating to restructuring activities in fiscal 2002 included a $4.3 million decrease in estimated future sublease income for certain facilities, $1.8 million in settlement of claims asserted in the lawsuit brought by the landlord of our former headquarters, $388,000 in proposed termination costs for a lease in Lincolnshire, Illinois and $296,000 in legal fees, offset by $4.4 million for the reversal of future lease payments that had been previously accrued, net of estimated sublease income, relating to our former headquarters and the Lincolnshire, Illinois lease. Subsequent to the end of the second quarter of fiscal 2003, we terminated the lease in Lincolnshire, Illinois. Our future liabilities under this lease prior to the proposed termination were approximately $692,000, net of estimated sublease income.

     In the first quarter of fiscal 2003, we recorded a credit of $838,000 in restructuring and other charges related primarily to the value of 39,052 shares of our common stock recovered from escrow accounts in which they had been placed in conjunction with acquisitions of ABT Corporation, Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. We valued these escrow shares based on our stock price on the date these shares were recovered. The weighted average price per share for these escrow shares was $20.06.

   Interest and Other Income (Expense), Net

     Interest income and other income (expense), net. Interest income and other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Interest income and other income (expense), net was ($273,000) and $312,000 in the second quarter of fiscal 2004 and 2003 and ($307,000) and $432,000 in the six months ended July 31, 2003 and 2002, respectively. The change to a net interest expense and other expense in the second quarter of fiscal 2004 from a net interest income and other income in the second quarter of fiscal 2003 and in the six months ended July 31, 2003 from the six month ended July 31, 2002 was primarily attributable to foreign exchange losses we incurred from the revaluation of our intercompany balances and interest expense from the $5.0 million bank borrowings under a term loan.

Liquidity and Capital Resources

     Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of July 31, 2003, we had cash and cash equivalents of $21.7 million. We also had restricted cash in the amount of $1.1 million in the form of a certificate of deposit securing a letter of credit for a leased facility. We had bank borrowings under a bank line of credit of $4.3 million as of July 31, 2003, of which the entire amount was repaid in August 2003. As of July 31, 2003, we had working capital of $8.1 million, compared to working capital of $1.2 million as of January 31, 2003. The increase in working capital as of July 31, 2003 was primarily attributable to increases in cash and cash equivalents in connection with our recent private placement described below, an increase in prepaid expenses and a decrease in accrued restructuring, offset in part by a reclassification of long-term portion of bank borrowings to short-term bank borrowings and a decrease in net accounts receivable. We believe that cash from operations and existing cash, including approximately $10.2 million net proceeds from the private placement, will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months. As of July 31, 2003, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

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

     Net cash used in operating activities was $5.3 million and $13.6 million in the six months ended July 31, 2003 and 2002, respectively. Net cash used in operating activities in the six months ended July 31, 2003 was primarily attributable to decreases in accrued restructuring, deferred revenue, accrued liabilities and a net loss of $1.5 million, offset in part by a decrease in accounts receivable. Net cash used in operating activities in the six months ended July 31, 2002 was primarily attributable to a net loss of $37.0 million and a decrease in accrued liabilities, offset in part by an increase in accrued restructuring, non-cash restructuring charges and a decrease in net accounts receivable.

     Net cash provided by investing activities was $428,000 and $2.3 million in the six months ended July 31, 2003 and 2002, respectively. Net cash provided by investing activities in the six months ended July 31, 2003 was primarily attributable to a release of investments of restricted cash and a decrease in deposits and other assets. Net cash provided by investing activities in the six months ended July 31, 2002 was primarily attributable to a release of investments of restricted cash, offset in part by purchases of property and equipment.

     Net cash provided by (used in) financing activities was $9.8 million and ($21.8 million) in the six months ended July 31, 2003 and 2002, respectively. Net cash provided by financing activities in the six months ended July 31, 2003 was primarily attributable to net proceeds from the issuance of common stock and warrants in connection with the private placement and proceeds from a bank line of credit, offset in part by repayment of a bank term loan. Net cash used in financing activities in the six months ended July 31, 2002 was primarily attributable net repayment of bank line of credit.

     We had a term loan for $5.0 million from a financial institution, which we entered into in September 2002. The term loan was secured by our tangible and intangible assets, accrued interest at 7.50% per annum and was to mature on February 15, 2004. We were required to make quarterly payments of principal and interest on a five-year amortization schedule. We had repaid $750,000 plus interest through June 2003. On the maturity date, the remaining principal balance of $3.8 million was to have been due. There were no financial covenants for the quarter ended July 31, 2003. On July 23, 2003, we terminated the term loan and repaid $4.3 million outstanding balance of the loan as of such date plus accrued interest.

     On July 18, 2003, we entered into a $5.0 million line of credit with the same financial institution. We had borrowings of $4.3 million as of July 31, 2003, which we repaid in August 2003. The line of credit is secured by our tangible and intangible assets, accrues interest rate at prime rate plus 0.50% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalent balance equal to or at least 1.25 times the outstanding principal line balance at each month end, 2) minimum liquidity of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation) for the period from May 1, 2003 to April 30, 2004. As of July 31, 2003, we were in compliance with all financial covenants.

     Future minimum lease and termination payments under operating leases and payments under bank borrowings are as follows as of July 31, 2003 (in thousands):

	Operating	Bank
Twelve Months Ended July 31,	Leases	Borrowings	Total

2003	$4,316	$4,250	$8,566
2004	3,261	—	3,261
2005	1,704	—	1,704
2006	1,375	—	1,375
2007	1,061	—	1,061
Thereafter	2,377	—	2,377

Total payments	$14,094	$4,250	$18,344

     Included in the lease payments above are the following amounts, net of estimated sublease income, relating to facilities that we have vacated pursuant to our restructuring program: $1.6 million, $1.4 million, $1.2 million, $1.1 million and $922,000 for the twelve months ended July 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.3 million thereafter. These amounts are recorded in accrued restructuring and long-term accrued restructuring on the condensed consolidated balance sheets. We regularly review the estimates for sublease income in the second and fourth quarter of each year or anytime we have persuasive evidence that a change of estimate has occurred. In the second quarter of fiscal 2004, we recorded an additional $1.6 million in restructuring reserves due to our current assessment of sublease opportunities for our vacated facility leases. To the extent that these estimates change due to changes in market condition, the actual restructuring payments could vary by material amounts.

     We have working capital of $8.1 million as of July 31, 2003. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing in the future. If we are unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and the guidance should be applied prospectively. We have not determined the impact that the adoption of SFAS No. 149 will have on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the impact the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of July 31, 2003. We will apply the consolidation requirement of FIN No. 46 in future periods if we should own any interest in any variable interest entity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

We have a history of losses and an accumulated deficit. Continued losses could deplete our cash resources and may cause us to be unable to implement our business plan.

     We were incorporated in January 1998 and began licensing our software in December 1998. Until recently, we experienced GAAP losses for almost every quarter of our history, and have not yet been profitable on an annual basis. We had net loss of $37.8 million in the year ended January 31, 2003. We had an accumulated deficit of $501.3 million as of July 31, 2003. Although our financial results have improved recently, these improvements may not continue, and we may incur losses in the future. Additional losses will reduce the cash available to us to run our business, and unless financing is available to us from other sources, we may become unable to implement our business plan.

Our quarterly financial results have fluctuated significantly in the past, and if our future results are below our expectations or those of our investors, the price of our common stock would likely decline.

     Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions, which could be impacted during a new release cycle. In addition, we may be unable to accurately forecast our operating results because our business and the market in which we operate are changing rapidly.

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

     Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the renewal or non-renewal of annual maintenance contracts to our customers;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	variability in the mix of our product and services revenue in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business;

•	the application of variable accounting to stock options that were previously repriced but not exchanged by our employees pursuant to our stock option exchange program;

•	changes in foreign exchange rates; and

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated.

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

     Our total revenue was $10.0 million in the second quarter of fiscal 2004, compared to $10.5 million in the second quarter of fiscal 2003 and $19.8 million in the six months ended July 31, 2003, compared to $24.6 million in the six months ended July 31, 2002. Our license revenue was $3.1 million in the second quarter of fiscal 2004, compared to $4.0 million in the second quarter of fiscal 2003 and $6.3 million in the six months ended July 31, 2003, compared to $9.7 million in the six months ended July 31, 2002. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have contributed to a decrease in demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate remains depressed or worsens, or international conflicts develop or worsen, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid future losses. Even if economic conditions improve and international conflicts diminish, corporations may not increase their information technology spending in our market and we may be unable to maintain or improve revenue levels.

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

Because the application of our product is complex, our products, including our recently released Niku 6, may contain undetected defects and errors which could result in loss of or delay in revenue, failure to achieve market acceptance or increased costs and liabilities.

     Products as complex as those we offer or are developing, including our flagship product Niku 6, may contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. Such errors could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with our current and prospective customers. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and increased costs to correct errors, any of which could significantly harm our business.

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

     In the second quarter of fiscal 2004, international revenue represented 33.9% of our total revenue, compared to 43.8% in the first quarter of fiscal 2004 and 31.9% in the second quarter of fiscal 2003. In the second quarter of fiscal 2004, international license revenue represented 25.2% of our license revenue, compared to 45.4% in the first quarter of fiscal 2004 and 20.9% in the second quarter of fiscal 2003. International activities are a significant part of our business.

     As we operate internationally, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in France, Germany, the Netherlands and the United Kingdom or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in certain relevant European markets;

•	difficulties in collecting accounts receivable in foreign countries; particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

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

     The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house developments and IT organizations. The primary competitive factors include price, product functionality, product installation, product integration, ability to scale, worldwide sales infrastructure, worldwide support infrastructure, and worldwide professional services infrastructure. Some of our competitors include:

•	providers of project management, portfolio management and portfolio analysis software; and

•	enterprise software providers such as Lawson, Mercury Interactive, Microsoft, Oracle, Peoplesoft, SAP and Siebel Systems; and

•	providers of professional services automation software.

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

     As of July 31, 2003, we had cash and cash equivalents of $21.7 million. This amount includes net proceeds of approximately $10.2 million from a private placement we completed in April 2003 and $4.3 million in bank borrowings under a line of credit. The line of credit was repaid in full in August 2003. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

     A significant amount of our outstanding stock is now owned by one institution and a few individual investors. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could harm the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and market our products in North America and Europe and to a lesser degree in Asia. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 33.9% and 38.9% of our total revenue was made in currencies other than U.S. dollars in the second quarter of fiscal 2004 and in the six months ended July 31, 2003. Our exposures to foreign exchange rate fluctuations also arise in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in the local currency of the foreign subsidiary. We expect that exchange rate fluctuations will affect our financial results in the future. We currently do not use financial instruments to hedge operating expenses of our European subsidiaries. As of July 31, 2003, we had a deposit of approximately 1.8 million Euros to minimize our exposures from intercompany accounts with foreign subsidiaries. We will continue to assess if there is a need to utilize financial instruments to hedge currency exposures in the future.

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

Item 4. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period our disclosure controls and procedures are effective and timely.

   Changes in Internal Controls Over Financial Reporting

     There was no significant change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred over the period covered by this quarterly report on Form 10-Q that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. The aggregate offering price for the securities was approximately $10.5 million and total net proceeds from the private placement were approximately $10.2 million. On April 30, 2003, we filed a Registration Statement on Form S-3, as amended (No. 333-104860) to register these shares. The Securities and Exchange Commission declared the Registration Statement effective on August 8, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of Niku Corporation was held on September 10, 2003, during which the following three proposals were voted on as follows:

     Proposal 1: Election of Directors

	For	Withheld
Ravi Chiruvolu	10,636,558	134,309
Matt Miller	10,756,966	13,901
Joshua Pickus	10,298,390	472,477
Peter Thompson	10,756,389	14,028
Edward F. Thompson	10,636,457	134,410
Val E. Vaden	10,639,356	131,511

Proposal 2: To approve an amendment to the amended and restated certificate of incorporation to reduce the number of authorized shares of common stock

For	Against	Abstain
10,743,277	22,817	4,773

Proposal 3: Ratification of Independent Auditors

For	Against	Abstain
10,748,982	8,544	13,341

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number	Exhibit Title
3.1 (1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3 (3)	Registrant’s Amended and Restated Bylaws.

10.1	Business Loan Agreement, Commercial Security Agreement and Promissory by and between Mid Peninsula

Number	Exhibit Title
Bank and the Registrant, dated July 18, 2003.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(3)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(b) Reports on Form 8-K

On May 5, 2003, we filed a current report on Form 8-K to announce our preliminary financial results for the quarter ended April 30, 2003.

On May 15, 2003, we filed a current report on Form 8-K to announce our financial results for the quarter ended April 30, 2003.

On August 21, 2003, we filed a current report on Form 8-K to announce our financial results for the quarter ended July 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKU CORPORATION

Date: September 12, 2003	By:	/s/	Joshua Pickus

Joshua Pickus
Chief Executive Officer

Date: September 12, 2003	By:	/s/	Michael Shahbazian

Michael Shahbazian
Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index

Number	Exhibit Title
10.1	Business Loan Agreement, Commercial Security Agreement and Promissory by and between Mid Peninsula Bank and the Registrant, dated July 18, 2003.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.