Form 10-Q
period 2003-10-31
NIKU CORP
filed 2003-12-15
CIK 1076641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-28797

NIKU CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0473454
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

305 Main Street
Redwood City, California 94063
(Address of principal executive offices)

Telephone Number (650) 298-4600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]	No [X]

As of December 5, 2003, there were approximately 11,946,000 shares of the registrant’s common stock outstanding.

NIKU CORPORATION AND SUBSIDIARIES

		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations
	Three and nine months ended October 31, 2003 and 2002	2
	Condensed Consolidated Balance Sheets
	October 31, 2003 and January 31, 2003	3
	Condensed Consolidated Statements of Cash Flows
	Nine months ended October 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	30
	Signatures	31

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
License	$6,048	$4,857	$12,392	$14,509
Services	6,487	6,917	19,990	21,886

Total revenues	12,535	11,774	32,382	36,395

Cost of revenues:
License	254	179	364	798
Services	3,089	2,871	8,546	10,154

Total cost of revenues	3,343	3,050	8,910	10,952

Gross profit	9,192	8,724	23,472	25,443

Operating expenses:
Sales and marketing	4,800	3,438	11,746	18,999
Research and development	1,901	1,967	5,615	9,989
General and administrative	1,758	2,232	4,826	6,770
Restructuring and other	312	7,469	1,960	37,036
Amortization of stock-based compensation	93	165	228	(3,782)
Asset impairment and other	—	75	—	500

Total operating expenses	8,864	15,346	24,375	69,512

Income (loss) from operations	328	(6,622)	(903)	(44,069)
Interest and other income (expense), net	117	184	(190)	616

Net income (loss)	$445	$(6,438)	$(1,093)	$(43,453)

Basic net income (loss) per common share	$0.04	$(0.88)	$(0.10)	$(5.89)

Shares used in computing basic net income (loss) per common share	11,933	7,312	11,435	7,380

Diluted net income (loss) per common share	$0.04	$(0.88)	$(0.10)	$(5.89)

Shares used in computing diluted net income (loss) per common share	12,461	7,312	11,435	7,380

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 31,	January 31,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$21,754	$16,670
Current portion of restricted cash	—	229

Total cash, cash equivalents and current portion of restricted cash	21,754	16,899
Accounts receivable, net	6,379	7,211
Prepaid expenses and other current assets	2,041	1,687

Total current assets	30,174	25,797
Restricted cash	1,108	1,108
Property and equipment, net	1,566	2,515
Deposits and other assets	911	1,143

Total assets	$33,759	$30,563

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,156	$2,422
Accrued liabilities	6,609	6,180
Accrued restructuring	2,233	5,550
Bank borrowings and other obligations	4,333	1,051
Deferred revenues	7,219	9,375

Total current liabilities	21,550	24,578
Accrued restructuring, less current portion	6,473	6,209
Bank borrowings and other obligations, less current portion	82	3,750

Total liabilities	28,105	34,537

Stockholders’ equity (deficit)	5,654	(3,974)

Total liabilities and stockholders’ equity (deficit)	$33,759	$30,563

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,093)	$(43,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,190	2,994
Amortization of deferred stock-based compensation	228	(3,782)
Provision for doubtful accounts	423	(72)
Restructuring and other	342	15,294
Stock issued for services	20	—
Notes receivable from stockholders	—	70
Asset impairment and other	—	500
Gain on sale of property and equipment	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	409	7,512
Prepaid expenses and other current assets	(384)	3,225
Accounts payable and accrued liabilities	(841)	(8,295)
Accrued restructuring	(3,365)	11,777
Deferred revenues	(2,156)	(3,281)

Net cash used in operating activities	(5,241)	(17,511)

Cash flows from investing activities:
Purchases of property and equipment	(84)	(2,480)
Proceeds from sale of property and equipment	35	—
Releases of investment of restricted cash	229	6,934
Deposits and other assets	232	329

Net cash provided by investing activities	412	4,783

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings, net	(500)	(22,120)
Payment of capital lease obligations	(41)	(74)
Net proceeds from issuance of common stock and warrants, net	10,292	392

Net cash provided by (used in) financing activities	9,751	(21,802)

Net increase (decrease) in cash and cash equivalents	4,922	(34,530)
Effect of exchange rate changes	162	23
Cash and cash equivalents at beginning of period	16,670	51,585

Cash and cash equivalents at end of period	$21,754	$17,078

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$123	$(19,263)

Repurchases of common stock in settlement of stockholders’ notes receivable	$—	$675

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the “Company”) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2003, included in the Company’s fiscal 2003 Annual Report on Form 10-K, as amended.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, revenue recognition, allowance for doubtful accounts, depreciation and amortization, taxes, impairment, restructuring, accrued liabilities and contingencies. Actual results could differ from those estimates.

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

Stock-Based Compensation

     To account for all of its employee stock-based compensation plans, the Company uses the intrinsic-value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Stock-based compensation is being amortized over the vesting period of the individual award in a manner consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force

Statements (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using the method described in FASB Interpretation No. 28. The amortization of stock-based compensation is attributable to the following functional groups (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Cost of revenues	$8	$2	$10	$(289)
Sales and marketing	10	54	39	(1,787)
Research and development	70	46	83	(1,552)
General and administrative	5	63	96	(154)

	$93	$165	$228	$(3,782)

     In future periods, amortization of stock-based compensation will be contingent on the number of repriced options giving rise to stock-based compensation then outstanding and the Company’s stock price on the financial statement reporting date. As of October 31, 2003, there were approximately 70,000 repriced options giving rise to stock-based compensation outstanding. See Note 2 – Repricing of Stock Options.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure requirements of SFAS No. 148 in fiscal 2003. The Company adopted the interim disclosure requirements of SFAS 148 during the first quarter of fiscal 2004.

     The compensation cost associated with the Company’s stock-based compensation plans, determined using the Black-Scholes option pricing model, resulted in a material difference from the reported net loss during the three- and nine-month periods ended October 31, 2003 and 2002. Had compensation costs been recorded by the Company in its condensed consolidated statements of operations in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss):
As reported	$445	$(6,438)	$(1,093)	$(43,453)
Stock-based employee compensation included in net income (loss) as reported	93	165	228	(3,782)
Stock-based employee compensation using the fair value method	(801)	(900)	(2,490)	(2,721)

Pro forma	$(263)	$(7,173)	$(3,355)	$(49,956)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Basic and diluted net income (loss) per common share:
As reported	$0.04	$(0.88)	$(0.10)	$(5.89)
Pro forma	$(0.02)	$(0.98)	$(0.29)	$(6.77)

     The Company calculated the fair value of each option grant on the date of grant during the three- and nine-month periods ended October 31, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Expected life of option	4 years	2 years	2 -4 years	2-3 years
Risk-free interest rate	3.08%	1.70%	1.51-3.08%	1.70-3.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	148%	158%	142-148%	142-158%
Weighted average fair value	$4.87	$2.13	$3.43	$8.38

Note 2. Repricing of Stock Options

     On November 12, 2001, the Company’s board of directors, acting pursuant to existing terms of the Company’s stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of the Company’s stock on November 12, 2001. There were no changes to the vesting schedules or other terms of the repriced stock options. Stock options held by the Company’s former Chief Executive Officer, former Executive Vice President of Strategy and Planning, members of the board of directors and non-employees were not repriced. The Company has accounted for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods.

     On April 15, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The new stock options are vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. The Company’s Chief Executive Officer, Chief Financial Officer, members of the board of directors and non-employees were not eligible to participate in this program. This stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, the Company’s employees tendered stock options for 525,031 shares of common stock.

     On November 14, 2003, the Company granted 598,842 new stock options under this stock option exchange program with an exercise price of $8.85, which was equal to the fair market value of the Company’s common stock on that date. As a result of this stock option exchange program, the Company is no longer incurring stock-based compensation for approximately 298,000 outstanding stock options that were previously repriced in November 2001 and subsequently cancelled on May 13, 2003. The Company will continue to incur stock-based compensation for outstanding stock options that were previously repriced in November 2001 and not tendered pursuant to the stock option exchange program to the extent the price of the Company’s stock on the last day of a quarter is above $8.67. Based on the stock price on October 31, 2003 of $8.67 per share, the Company recorded approximately $80,000 of stock-based compensation charges in the three- and nine-months periods ended October 31, 2003 relating to approximately 70,000 repriced but not tendered options. The Company also recorded $13,000 and $148,000 in amortization of other stock-based compensation charges not associated with the stock option exchange program in the three- and nine-month periods ended October 31, 2003, respectively.

     In October 2002, the Company cancelled stock options to purchase 55,000 shares of common stock held by its Chief Executive Officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of its common stock on the grant date. As a result, based on the closing price of its common stock of $4.67 on April 30, 2003, the Company recorded $35,000 in stock-based compensation in the first quarter of fiscal 2004. In May 2003, the Company’s Chief Executive Officer

exercised all of his repriced stock options to purchase 55,000 shares of common stock and the Company recorded an additional $56,000 in stock-based compensation. As all such repriced options have been exercised, the Company will no longer be required to record additional stock-based compensation relating to these stock options in the future.

Note 3. Restructuring and Other

     In the third quarter of fiscal 2004, the Company recorded $312,000 in restructuring charges as a result of the Company’s termination of two leases and an adjustment of sublease estimates for a facility that the Company had previously vacated. The consideration for one termination included the release to the landlord of a $33,000 security deposit and a lease termination payment of $134,000. The consideration for the other lease termination totaled $155,000. The Company recorded a $190,000 sublease estimate adjustment for the vacated facility.

     The table below represents restructuring activities in the third quarter of fiscal 2004 (in thousands):

		Restructuring
	Accrued	Charges in the	Write Offs in the	Paid in the	Accrued
	as of	Three Months Ended	Three Months Ended	Three Months Ended	as of
	July 31, 2003	October 31, 2003	October 31, 2003	October 31, 2003	October 31, 2003

Restructuring initiated in fiscal 2003
Severance	$12	—	—	$(12)	—
Net lease commitment costs on vacated facilities	1,296	$155	—	(195)	$1,256
Computer and car leases	170	—	—	(20)	150
Other exit costs	590	—	—	(132)	458
Restructuring initiated in fiscal 2002
Net lease commitment costs on vacated facilities	6,988	190	—	(336)	6,842
Other exit costs	167	(33)	—	(134)	—

	$9,223	$312	$—	$(829)	$8,706

     The table below represents restructuring activities for the nine months ended October 31, 2003 (in thousands):

		Restructuring
	Accrued	Charges in the	Write Offs in the	Paid in the	Accrued
	as of	Nine Months Ended	Nine Months Ended	Nine Months Ended	as of
	January 31, 2003	October 31, 2003	October 31, 2003	October 31, 2003	October 31, 2003

Restructuring initiated in fiscal 2003
Severance	$1,031	$(5)	—	$(1,026)	—
Net lease commitment costs on vacated facilities	3,635	469	—	(2,848)	$1,256
Computer and car leases	303	5	—	(158)	150
Other exit costs	588	(34)	—	(96)	458
Restructuring initiated in fiscal 2002
Net lease commitment costs on vacated facilities	6,029	1,558	$(30)	(715)	6,842
Other exit costs	173	(33)	—	(140)	—

	$11,759	$1,960	$(30)	$(4,983)	$8,706

     The Company expects that of the restructuring and other charges accrued as of October 31, 2003, other exit costs, computer and car leases will be paid no later than April 2005 and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

Note 4. Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed using the weighted average number of outstanding shares of common stock during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common stock, using the treasury stock method.

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Options to purchase common stock	—	1,492	1,307	1,492
Warrants to purchase common stock	—	1,465	406	1,465

	—	2,957	1,713	2,957

     The weighted-average exercise price of anti-dilutive options outstanding as of October 31, 2003 and 2002 was $4.02 and $11.52 per share, respectively. The weighted-average exercise price of anti-dilutive warrants as of October 31, 2003 and 2002 was $4.55 and $0.36 per share, respectively.

Note 5. Bank Borrowings and Other Obligations

     On July 18, 2003, the Company entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by the Company’s tangible and intangible assets, accrues interest rate at prime rate plus 0.50% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal line balance at each month end, 2) minimum cash balance of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of October 31, 2003, the Company was in compliance with all financial covenants. The Company had borrowings of $4.3 million as of October 31, 2003, which it repaid in November 2003.

     The Company previously had a term loan for $5.0 million from the same financial institution, which it entered into in September 2002. The term loan was secured by the Company’s tangible and intangible assets, accrued interest at 7.50% per annum and was to mature on February 15, 2004. At January 31, 2003, the Company had $4.8 million outstanding under the facility. On July 23, 2003, the Company terminated the term loan and repaid the remaining outstanding balance as of that date plus all accrued interest.

     In August 2003, the Company entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables the Company to lease equipment from the vendor under a capital lease. At October 31, 2003, equipment held under the lease was $155,000.

     Interest expense was $3,000 and $52,000 during the three-month periods ended October 31, 2003 and 2002, respectively, and $141,000 and $86,000 for the nine-month periods ended October 31, 2003 and 2002, respectively. Cash paid for interest was $138,000 and $48,000 for the nine-month periods ended October 31, 2003 and 2002, respectively.

Note 6. Notes Receivable from Stockholder

     In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, Joshua Pickus, who is now its Chief Executive Officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from Mr. Pickus for $675,000, the fair market value of the common stock at that time, and Mr. Pickus used the consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as the loan was no longer secured by the common stock. On March 16, 2003, Mr. Pickus made a $150,000 payment against this loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, Mr. Pickus made a $120,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000. As of October 31, 2003, the outstanding balance of the loan including interest amounted to $427,000. The loan remains secured by the personal assets of Mr. Pickus.

Note 7. Comprehensive Income and (Loss)

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

     The comprehensive income (loss) comprises the following items (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss)	$445	$(6,438)	$(1,093)	$(43,453)
Other comprehensive income (loss):
Translation adjustment	89	(46)	181	72

Comprehensive income (loss)	$534	$(6,484)	$(912)	$(43,381)

     Accumulated other comprehensive income (loss) as of October 31, 2003 and January 31, 2003 comprises the following (in thousands):

	October 31,	January 31,
	2003	2003

Cumulative translation adjustment	$112	$(69)

Note 8. Segment Reporting

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

     Disaggregated product information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

License	$6,048	$4,857	$12,392	$14,509
Services:
Consulting	2,672	2,596	8,072	8,276
Maintenance	3,815	4,321	11,918	13,610

	$12,535	$11,774	$32,382	$36,395

     The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom, the Netherlands and the rest of Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

United States	$5,754	$8,152	$17,890	$23,176
United Kingdom	4,284	2,155	6,849	6,416
The Netherlands	1,042	533	3,438	1,813
Europe Others	1,455	934	4,205	4,990

	$12,535	$11,774	$32,382	$36,395

     The Company’s long-lived assets residing in countries other than in the United States are insignificant.

     There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) as of October 31, 2003 and January 31, 2003, respectively. There was one customer representing more than 20% and nearly 10% of total revenue in the three- and nine-month periods ended October 31, 2003, respectively. There were no customers individually representing more than 10% of total revenue in the three- and nine-month periods ended October 31, 2002.

Note 9. Litigation

     In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s initial public offering, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. Final settlement papers are in the process of being negotiated and approved.

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

Overview

     We provide portfolio management software for large enterprises. Our principal customers within these enterprises are information technology departments, new product development groups and consulting organizations. Our software provides executives with current and accurate information on the status of their projects, programs, resources and budgets, giving them the ability to manage their portfolios with control and predictability. Our software also allows project managers and members of project teams to schedule projects, collaborate and communicate on tasks and deliverables, track time and expense, and create and disseminate best practices for project and program management. Our software is based on a web services architecture that is delivered through a web browser. It is designed to integrate easily with other applications through extensible markup language (XML) and to be scalable to support tens of thousands of users.

     Our principal offices are located at 305 Main Street, Redwood City, California 94063, and our telephone number at that location is (650) 298-4600. We maintain a website at www.niku.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission website at www.sec.gov.

Critical Accounting Policies, Methods and Estimates

     Accounting policies, methods and estimates are an integral part of our condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	valuation and impairment of long-lived assets; and

•	estimate of restructuring reserves for vacated leased facilities.

Revenue Recognition

     We derive our revenue principally from licenses of our products, maintenance and support of our products, and delivery of implementation services for our products. We offer our products primarily through our direct sales force and to a lesser degree through indirect sales channels.

     Revenue from license fees is recognized in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations of ours with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. If there are sales to channel partners, they are recognized upon sell-through to the end-user customer. We define each of the four criteria above as follows:

     Persuasive evidence of an arrangement exists. Our customary practice is to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a contract with us.

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

     The fee is fixed or determinable. We negotiate the fees for our products at the outset of an arrangement. In these arrangements, the majority of the licenses are perpetual and related fees are nonrefundable. The fees are generally due within six months or less. We generally consider fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

     Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implementation services is based on the objective evidence of the fair value of each element that is specific to us. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. We have analyzed and determined that we have sufficient VSOE to allocate revenues to the maintenance and support services and implementation services components of our perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. We sell our implementation services separately and have established VSOE on that basis.

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

     Deferred revenues include amounts billed to customers for which revenue has not been recognized. Deferred revenues generally result from the following: (1) maintenance and support, (2) implementation services not yet rendered for which we have been paid and (3) transactions in which one of the four revenue recognition criteria has not been met but cash has been received.

Allowance for Doubtful Accounts

     Accounts receivable are recorded net of allowances for doubtful accounts and totaled $6.4 million and $7.2 million as of October 31, 2003 and January 31, 2003, respectively. The allowances for doubtful accounts were $898,000 and $1.0 million as of October 31, 2003 and January 31, 2003, respectively. These amounts represent 14% each of total accounts receivable at October 31, 2003 and January 31, 2008. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. The allowance for doubtful accounts represents our best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

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

     There were no asset impairment charges in the third quarter of fiscal 2004 or the nine-month period ended October 31, 2003. In the second and third quarter of fiscal 2003, we recorded $425,000 and $75,000, respectively, in asset impairment charges related to a $500,000 strategic equity investment we made in a private company in April 2000. In this transaction, we purchased 75,000 shares of the private company’s common stock at $6.67 per share. In performing an impairment assessment, we considered the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms in a proposed financing in the second quarter of fiscal 2003, which indicated that its price per share has dropped to $0.32 per share, we determined that the investment impairment was other than temporary and recorded asset impairment charges in the second and third quarter of fiscal 2003. As a result of these charges, the equity investment was completely written off at October 2002.

Restructuring Reserves for Vacated Leased Facilities

     We have recorded restructuring charges in connection with vacating certain leased facilities pursuant to our restructuring program. Costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We review these estimates in the second quarter and fourth quarter of each year or anytime we have persuasive evidence that a change in estimate has occurred. As a result of our current assessment of sublease opportunities for facilities previously vacated, we recorded $312,000 and $7.5 million in restructuring charges in the three-month periods ended October 31, 2003 and 2002, respectively. We recorded $2.0 million and $37.0 million such restructuring charges in the nine-month periods ended October 31, 2003 and 2002, respectively. To the extent that these estimates continue to change due to changes in market conditions, the actual restructuring expenses for vacated leases could vary by material amounts.

     Future lease payments, net of estimated sublease income, relating to remaining facilities that we vacated pursuant to the restructuring program amounted to $1.7 million, $1.3 million, $1.2 million, $1.0 million and $930,000 for the twelve months ending October 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.0 million thereafter. These amounts are recorded in accrued restructuring and long-term accrued restructuring on the condensed consolidated balance sheets.

Private Placement of Common Stock and Warrants to Purchase Common Stock

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by WaldenVC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. Total net proceeds from the private placement approximated $10.2 million. On April 30, 2003, we filed a registration statement on Form S-3, registering for resale the 4,919,264 shares of common stock issued in the private placement or issuable upon the exercise of warrants issued in the private placement. The registration statement was declared effective in August 2003.

Reverse Stock Split

     On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts reflects the reverse stock split.

Repricing of Stock Options

     On November 12, 2001, our board of directors, acting pursuant to existing terms of our stock option plans, approved the repricing of approximately 890,000 outstanding stock options with exercise prices above $7.50. The exercise prices of all such stock options were repriced to $7.50, which was the fair market value of our stock on November 12, 2001. There were no changes to the vesting schedules or other terms of the repriced stock options. Stock options held by our former Chief Executive Officer, former executive Vice President of Strategy and Planning, members of the board of directors and non-employees were not repriced. We have accounted for the repriced stock options using variable accounting whereby the aggregate intrinsic value of the repriced stock options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods.

     On April 15, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to exchange outstanding stock options previously granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The new stock options are vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. Our Chief Executive Officer, Chief Financial Officer, members of the board of directors and non-employees were not eligible to participate in this program. This stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, our employees tendered stock options for 525,031 shares of common stock.

     On November 14, 2003, we granted 598,842 new stock options under this stock option exchange program with an exercise price of $8.85, which was equal to the fair market value of our common stock on that date. As a result of this stock option exchange program, we are no longer incurring stock-based compensation for approximately 298,000 outstanding stock options that were previously repriced in November 2001 and subsequently cancelled on May 13, 2003. We will continue to incur stock-based compensation for outstanding stock options that were previously repriced in November 2001 and not tendered pursuant to the stock option exchange program to the extent the price of our common stock on the last day of a quarter is above $8.67. Based on the stock price on October 31, 2003 of $8.67 per share, we recorded approximately $80,000 of stock-based compensation charges in the three- and nine-months periods ended October 31, 2003 relating to approximately 70,000 repriced but not tendered options. We also recorded $13,000 and $148,000 in amortization of other stock-based compensation charges not associated with the stock option exchange program in the three- and nine-month periods ended October 31, 2003, respectively

     In October 2002, we cancelled stock options to purchase 55,000 shares of common stock held by our Chief Executive Officer and immediately thereafter granted him stock options to purchase 150,000 shares of common stock at a price of $1.50, which was the closing price of our common stock on the grant date. As a result, based on the closing price of our common stock of $4.67 on April 30, 2003, we recorded $35,000 in stock-based compensation in the first quarter of fiscal 2004. In May 2003, our Chief Executive Officer exercised all of his repriced stock options to purchase 55,000 shares of common stock and we recorded an additional $56,000 in stock-

based compensation in May 2003. As all such repriced options have been exercised, we will no longer be required to record additional stock-based compensation relating to these stock options in the future.

Pro Forma Financial Results

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We also disclose and discuss certain non-GAAP pro forma financial information in the quarterly and annual financial results press release and investor conference call. This non-GAAP pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation, restructuring and other charges and impairment charges. We have historically provided such non-GAAP financial information to investors, and we believe that some investors consider such information useful in evaluating our on-going operations. However, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read the portions of our quarterly and annual financial results press releases which compare GAAP financial information with the non-GAAP pro forma financial results, and include a reconciliation of the GAAP and non-GAAP pro forma financial information.

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
License	48%	41%	38%	40%
Services	52	59	62	60

Total revenues	100	100	100	100

Cost of revenues:
License	2	2	1	2
Services	25	24	27	28

Total cost of revenues	27	26	28	30

Gross margin	73	74	72	70

Operating expenses:
Sales and marketing	38	29	36	52
Research and development	15	17	17	27
General and administrative	14	19	15	19
Restructuring and other	2	63	6	102
Stock-based compensation	1	1	1	(10)
Asset impairment and other	—	1	—	1

Total operating expenses	70	130	75	191

Income (loss) from operations	3	(56)	(3)	(121)
Interest and other income (expense), net	1	1	—	2

Net income (loss)	4%	(55)%	(3)%	(119)%

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 31,			October 31,

	2003	2002	Change	2003	2002	Change

License	$6,048	$4,857	25%	$12,392	$14,509	(15)%
Services	6,487	6,917	(6)%	19,990	21,886	(9)%

	$12,535	$11,774	6%	$32,382	$36,395	(11)%

     License. License revenue consists of revenue from licenses of our software products. License revenue increased 25% or $1.2 million for the three-month period ended October 31, 2003 from the corresponding prior year period. For the nine-month period ended October 31, 2003, license revenues decreased 15% or $2.1 million from the corresponding prior year period. License revenues accounted for 48% and 38% of total revenues for the three- and nine-month periods ended October 31, 2003, as compared to 41% and 40% of total revenues for the corresponding prior year periods, respectively. For the three-month period, the increase in license revenue in absolute dollars and as a percentage of total revenues was primarily due to the increased sales of the Niku 6 product suite and one especially large transaction. For the nine-month period, the decrease in license revenue in absolute dollars and as a percentage of total revenues was primarily due to a slowdown in corporate information technology spending, a restructuring program we implemented in fiscal 2003 in response to the slowdown in spending that reduced the number of revenue producing account executives, and a decline in the average size of our software licenses resulting from a smaller number of seats being purchased or a decrease in the per seat price.

     Services. Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue decreased 6%, or $430,000 and 9%, or $1.9 million for the three- and nine-month periods ended October 31, 2003 from the corresponding prior year periods, respectively. As a percentage of revenues, service revenues accounted for 52% and 62% of total revenues for the three- and nine-month periods ended October 31, 2003, as compared to 59% and 60% of total revenues for the corresponding prior year periods, respectively. Implementation services revenue increased $76,000 for the three-month period ended October 31, 2003 from the corresponding prior year period. For the three-month period, the increase in implementation services revenue in absolute dollars was primarily due to higher utilization of our professional services organization. Implementation services decreased $204,000 for the nine-month period ended October 31, 2003 from the corresponding prior year period. For the nine-month period, the decrease in absolute dollars in implementation services revenue was primarily due to a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2003 which reduced revenue generating implementation services consultants as well as a decrease in license revenue that led to a decrease in demand for implementation services, partially offset by an increase in utilization in the second and third quarter of fiscal 2004. Maintenance and support revenue decreased $506,000 and $1.7 million, for the three- and nine-month periods ended October 31, 2003 from the corresponding prior year periods, respectively. The decrease in maintenance and support revenue was primarily due to a decrease in the number of supported users for maintenance renewals on legacy products and the absence of amortization of deferred maintenance revenue from the ABT acquisition in the three- and nine-month periods ended October 31, 2003, compared to $200,000 and $1.2 million of such amortization in the three- and nine-month periods ended October 31, 2002, respectively.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 31,			October 31,

	2003	2002	Change	2003	2002	Change

Cost of license	$254	$179	42%	$364	$798	(54)%
Cost of service	3,089	2,871	8%	8,546	10,154	(16)%

	$3,343	$3,050	10%	$8,910	$10,952	(19)%

     Cost of License Revenue. Cost of license revenue consists of royalties payable to third parties for software that was either embedded in or bundled with our software products, product packaging, documentation and shipping costs. Cost of license increased 42% or $75,000 for the three-month period ended October 31, 2003 from the corresponding prior year period. Cost of license decreased 54% or $434,000 for the nine-month period ended October 31, 2003 from the corresponding prior year period. As a percentage of related license revenue, cost of license was 4% and 3% the three- and nine-month periods ended October 31, 2003, as compared to 4% and 6% for the corresponding prior year periods, respectively. For the three-month period, the increase in cost of license revenue in absolute dollars was primarily due to higher payments to third party software providers for products embedded or bundled with our products as a result of higher license revenues. For the nine-month period, the decrease in cost of license revenue in absolute dollars was primarily due to a decline in license revenue and the reversal of $110,000 in royalties previously accrued as a result of a settlement during the first quarter of fiscal 2004 with a third party vendor. Royalties are calculated and paid quarterly based on among other things, percentage of total license revenue, number of seats sold or number of servers on which our customers have our product installed.

     Cost of Services Revenue. Cost of services revenue consists of personnel-related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services increased 8% or $218,000 for the three-month period ended October 31, 2003 from the corresponding prior year period. Cost of services decreased 16% or $1.6 million for the nine-month period ended October 31, 2003 from the corresponding prior year period. As a percentage of related services revenue, cost of service revenue was 48% and 43% for the three- and nine-month periods ended October 31, 2003, respectively, as compared to 42% and 46% for the corresponding prior year periods, respectively. For the three-month period, the increase in cost of services revenue in absolute dollars was primarily due to a $171,000 increase in utilization bonuses and a $125,000 increase in the cost of services provided by third parties, which were partially offset by reduction of facility and IT department allocation costs. For the nine-month period, the decrease in cost of services revenue in absolute dollars was primarily due to a $1.2 million decrease in facility and IT department allocation costs, a $212,000 decrease in personnel-related costs resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003, a $63,000 decrease in travel expenses and decreases in other costs associated with implementation and support services.

Operating Expenses

     The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 31,			October 31,

	2003	2002	Change	2003	2002	Change

Sales and marketing	$4,800	$3,438	40%	$11,746	$18,999	(38)%
Research and development	1,901	1,967	(3)%	5,615	9,989	(44)%
General and administrative	1,758	2,232	(21)%	4,826	6,770	(29)%
Restructuring and other	312	7,469	(96)%	1,960	37,036	(95)%
Stock-based compensation	93	165	(44)%	228	(3,782)	(106)%
Asset impairment and other	—	75	(100)%	—	500	(100)%

	$8,864	$15,346	(42)%	$24,375	$69,512	(65)%

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs including salaries, benefits, bonuses and commissions; travel, bad debt and marketing programs including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 40% or $1.4 million for the three-month period ended October 31, 2003 from the corresponding prior year period. Sales and marketing expenses decreased 38% or $7.3 million for the nine-month period ended October 31, 2003 from the corresponding prior year period. As a percentage of revenues, sales and marketing expenses were 38% and 36% for the three- and nine-month periods ended October 31, 2003 compared to 29% and 52% for the corresponding prior year periods, respectively. For the three-month period, the increase in sales and marketing expense was primarily due to a $801,000 increase in commissions and personnel-related costs, a $415,000 increase in bad debt expense, and a $331,000 increase in marketing programs, which were partially offset by a $174,000 decrease in facility and IT department allocation costs and a $105,000 decrease in depreciation. For the nine-month period, the decrease was primarily due to a $3.4 million decrease in facility and IT department allocation costs, a $3.5 million decrease in personnel-related costs from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003, a $557,000 million decrease in depreciation and a $258,000 million decrease in travel expenses.

     Research and Development. Research and development expenses consist primarily of personnel-related costs associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses decreased 3%, or $66,000 and 44%, or $4.4 million for the three- and nine-month periods ended October 31, 2003 from the corresponding prior year periods, respectively. As a percentage of revenues, research and development expenses were 15% and 17% for the three- and nine-month periods ended October 31, 2003 compared to 17% and 27% for the corresponding prior year periods, respectively. For the three-month period, the decrease was primarily due to a $95,000 decrease in facility and IT department allocation costs and a $22,000 decrease in equipment expenses, which were partially offset by reduction of temporary labor expenses. For the nine-month period, the decrease was primarily due to a $2.5 million decrease in facility and IT department allocation costs and a $1.6 million decrease in personnel-related costs resulting from reductions in headcount effected pursuant to the restructuring program we implemented in fiscal 2003, a $157,000 decrease in depreciation and a $97,000 decrease in outside consulting services.

     General and Administrative. General and administrative expenses consist primarily of personnel-related costs and other related costs for finance, human resource, information technology and legal department employees, professional services fees and other general corporate expenses. General and administrative expenses decreased by 21%, or $474,000 and 29%, or $1.9 million in the three- and nine-month periods ended October 31, 2003 from the corresponding prior year periods, respectively. As a percentage of revenues, general and administrative expenses were 14% and 15% for the three- and nine-month periods ended October 31, 2003, respectively, as compared to 19% for each of the corresponding prior year periods, respectively. For the three-month period, the decrease in general and administrative expense was primarily due to a $507,000 decrease in accounting and legal expenses, a $ 156,000 decrease in depreciation expense and a $141,000 decrease in salaries and benefits, which were partially offset by a $321,000 increase in IT department allocation costs. For the nine-month period, the decrease was primarily due to a $1.1 million decrease in depreciation, a $1.2 million decrease in equipment expenses, an $811,000 decrease in accounting and legal expenses and a $690,000 decrease in personnel-related costs, which were partially offset by $1.8 million increase in facility and IT department allocation costs.

     Restructuring and Other. In the three-month period ended October 31, 2003, we recorded $312,000 in restructuring charges as a result of our termination of two leases and an adjustment of sublease estimates for a facility that we had previously vacated. Consideration for the termination of the lease for the previously vacated facility included the release to the landlord of a $33,000 security deposit and a lease termination payment of $134,000. The consideration for the other lease termination totaled $155,000. We recorded a $190,000 sublease estimate adjustment for the vacated facility. In the three-month period ended October 31, 2002, we reduced our workforce and recorded $2.2 million in severance and related costs. We also retired $1.5 million in property and equipment for assets no longer in use. We vacated and terminated leases for certain facilities and recorded $3.8 million in net lease commitment costs and other exit costs on vacated leases. We recorded $2.0 million and $37.0 million of restructuring charges in the nine-month periods ended October 31, 2003 and 2002, respectively.

     Stock-based Compensation. Amortization of stock-based compensation was $93,000 and $228,000 for the three- and nine-month periods ended October 31, 2003 compared to $165,000 and ($3.8 million) for the corresponding prior year periods, respectively. As a result of a stock option exchange program we initiated in May 2003, we no longer incur stock-based compensation for approximately 298,000 previously repriced options. Repriced options that were not tendered pursuant to the stock option exchange program are still subject to deferred-stock based compensation charges to the extent that our common stock price on the last day of a quarter is above $8.67. We had approximately 70,000 repriced but not tendered options outstanding as of October 31, 2003. The stock-based compensation in the three-month period ended October 31, 2003 was primarily due to the amortization of these options. The recovery of stock-based compensation in the nine-month ended October 31, 2002 was mainly due to variable accounting applied to our stock options that were repriced in November 2001. See Note 2 – Repricing of Stock Options to the Condensed Consolidated Financial Statements under Part I., Item. 1.

     The amortization of stock-based compensation relates to the following functional groups in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Cost of revenues	$8	$2	$10	$(289)
Sales and marketing	10	54	39	(1,787)
Research and development	70	46	83	(1,552)
General and administrative	5	63	96	(154)

	$93	$165	$228	$(3,782)

     In future periods, amortization of stock-based compensation will be contingent on the number of repriced options giving rise to stock-based compensation then outstanding and our stock price on the financial statement reporting date. As of October 31, 2003, there were approximately 70,000 shares of repriced options giving rise to stock-based compensation outstanding

     Asset Impairment and Other. Asset impairment and other charges were zero for each of the three- and nine-month periods ended October 31, 2003 compared to $75,000 and $500,000 for the corresponding prior year periods, respectively. We regularly perform an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In performing an impairment assessment, we considered the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors at the end of the three-month period ended July 31, 2002, we determined that there was an impairment of $425,000 associated with the investment. At October 31, 2002, we determined that the remaining balance of $75,000 was impaired. The carrying value of our strategic equity investment was zero as of October 31, 2002.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Interest and other income (expense) was 117,000 and ($190,000) for the three- and nine-month periods ended October 31, 2003 compared to $184,000 and 616,000 for the corresponding prior year periods, respectively. The changes for the three- and nine-month periods from the corresponding prior year periods was primarily due to foreign exchange gains and losses we incurred from the revaluation of our intercompany balances and interest expense from bank borrowings.

Liquidity and Capital Resources

     Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of October 31, 2003, we had cash and cash equivalents of $21.8 million. We also had restricted cash in the amount of $1.1 million in the form of a certificate of deposit securing a letter of credit for a leased facility. We had bank borrowings under a bank line of credit of $4.3 million as of October 31, 2003, of which the entire amount was repaid in November 2003. As of October 31, 2003, we had working capital of $8.6 million, compared to working capital of $1.2 million as of January 31, 2003. The increase in working capital as of October 31, 2003 was primarily attributable to increases in cash and cash equivalents in connection with our recent private placement described below, an increase in prepaid expenses and a decrease in accrued restructuring, offset in part by a reclassification of the long-term portion of bank borrowings to short-term bank borrowings and a decrease in net accounts receivable. We believe that cash from operations and existing cash, including approximately $10.2 million net proceeds from the private placement, will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months. As of October 31, 2003, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

     Cash provided (used) in the nine-month period ended October 31, 2003 and 2002 is as follows (in thousands):

	Nine Months Ended
	October 31,

	2003	2002

Cash used in operating activities	$(5,241)	$(17,511)
Cash provided by investing activities	$412	$4,783
Cash provided by (used in) financing activities	$9,751	$(21,802)

     Operating Activities. For the nine-month period ended October 31, 2003, net cash used in operating activities was $5.2 million which was primarily due to decreases in accrued restructuring, deferred revenues, accounts payable and accrued liabilities and a net loss of $1.1 million, offset in part by a decrease in accounts receivable. For the nine-month period ended October 31, 2002, net cash used in operating activities was $17.5 million which was primarily due to a net loss of $43.5 million and a decrease in accrued liabilities, offset in part by non-cash restructuring charges, an increase in accrued restructuring and a decrease in net accounts receivable.

     Investing Activities. Net cash provided by investing activities was $412,000 for the nine-month ended October 31, 2003. Our investing cash flow primarily resulted from $232,000 of proceeds received from deposits and other assets, $229,000 releases of restricted cash and $35,000 sales of property and equipment, partially offset by $84,000 to purchase of property and equipment. Net cash provided by investing activities was $4.8 million for the nine-month ended October 31, 2002. This primarily resulted from $6.9 million of proceeds received from the releases of investment and restricted cash and $329,000 of proceeds from deposit and other assets, offset by $2.5 million to purchase property and equipment.

     Financing Activities. Net cash provided by financing activities of $9.8 million for the nine-month ended October 31, 2003 included net proceeds from $10.3 million issuance of common stock and warrants, offset by $500,000 repayments of bank borrowings and $41,000 of payment of capital lease obligations. Net cash used in financing activities of $21.8 million for the nine-month ended October 31, 2002 included $22.1 million of repayments of bank borrowings and $74,000 of payment of capital lease obligations, offset by $392,000 in issuance of common stock and warrants.

     In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by WaldenVC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per warrant in connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, our stockholders approved and we subsequently issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock. Total net proceeds from the private placement approximated $10.2 million. We also receive cash from the exercise of stock options. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock and general market conditions.

     Bank Borrowings and Other Obligations. On July 18, 2003, we entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by the Company’s tangible and intangible assets, accrues interest rate at prime rate plus 0.50% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal line balance at each month end, 2) minimum cash balance of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of October 31, 2003, we were in compliance with all financial covenants. We had borrowings of $4.3 million as of October 31, 2003, which we repaid in November 2003.

     We previously had a term loan for $5.0 million from the same financial institution, which we entered into in September 2002. The term loan was secured by our tangible and intangible assets, accrued interest at 7.50% per annum and was to mature on February 15, 2004. At January 31, 2003, the Company had $4.8 million outstanding under the facility. On July 23, 2003, we terminated the term loan and repaid the remaining outstanding balance as of that date plus all accrued interest.

     In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipments from the vendor under a capital lease. At October 31, 2003, equipment held under the lease was $155,000

     Future minimum lease and termination payments under operating leases, payments under bank borrowings and capital lease payments are as follows as of October 31, 2003 (in thousands):

	Operating	Capital	Bank
Twelve Months Ended October 31,	Leases	Leases	Borrowings	Total

2004	$4,227	$79	$4,250	$8,556
2005	2,579	88	—	2,667
2006	1,591	—	—	1,591
2007	1,254	—	—	1,254
2008	1,069	—	—	1,069
Thereafter	2,107	—	—	2,107

	$12,827	$167	$4,250	$17,244

     Included in the lease payments above are the following amounts, net of estimated sublease income, relating to facilities that we have vacated pursuant to our restructuring program: $1.7 million, $1.3 million, $1.2 million, $1.0 million and $930,000 for the twelve months ended October 31, 2004, 2005, 2006, 2007 and 2008, respectively, and $2.0 million thereafter. These amounts are recorded in accrued restructuring and long-term accrued restructuring on the condensed consolidated balance sheets. We regularly review the estimates for sublease income in the second and fourth quarter of each year or anytime we have persuasive evidence that a change of estimate has occurred. In the three-month period ended October 31, 2003, we recorded an additional $312,000 in restructuring reserves due to our termination of two leases and an adjustment of a sublease estimate for a facility that we had previously vacated. To the extent that these estimates change due to changes in market condition, the actual restructuring payments could vary by material amounts.

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

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and is not expected to have an impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The impact of the effective provisions of SFAS No. 150 have not had a material impact on our consolidated financial statements. We will continue to assess the possible impact of potential changes to this pronouncement as and when they are announced.

     In November 2002, FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosures to be made by a guarantor in our interim and annual financial statements about our obligations under certain guarantees we have issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of 2003. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. Indemnification and warranty provisions within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provision historically. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. Also, as permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits the Company’s exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2003.

     In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. In addition, FIN No. 46 requires that we make disclosures in our consolidated financial statements for the year ended December 31, 2002 when we believe it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, we do not believe we have any variable interest entities.

Factors That May Impact Future Operating Results

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

We have a history of losses and an accumulated deficit. Further losses could deplete our cash resources and may cause us to be unable to implement our business plan.

     We were incorporated in January 1998 and began licensing our software in December 1998. Until recently, we experienced GAAP losses for almost every quarter of our history, and have not yet been profitable on an annual basis. We had net loss of $37.8 million in the year ended January 31, 2003. We had an accumulated deficit of $500.8 million as of October 31, 2003. Although our financial results have improved recently, these improvements may not continue, and we may incur losses in the future. Additional losses will reduce the cash available to us to run our business, and unless financing is available to us from other sources, we may become unable to implement our business plan.

Our quarterly financial results have fluctuated significantly in the past, and if our future results are below the expectations of our investors, the price of our common stock would likely decline.

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. For example, in the quarter ended October 31, 2003, we completed one especially large licensing transaction which favorably impacted our operating results. In addition, we may be unable to accurately forecast our operating results because our business and the market in which we operate are changing rapidly.

     We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter due to traditional buying patterns in the software industry in which customers often defer purchases until the third month of a vendor’s fiscal quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

     Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the renewal or non-renewal of annual maintenance contracts to our customers, especially the renewal or non-renewal of annual maintenance contracts on legacy products which continue to represent a material portion of our maintenance revenue;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	variability in the mix of our product and services revenue in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business;

•	the application of variable accounting to stock options that were previously repriced but not exchanged by our employees pursuant to our stock option exchange program;

•	changes in foreign exchange rates; and

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated.

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

     Our total revenue was $32.4 million in the nine-month period ended October 31, 2003, compared to $36.4 million in the corresponding period of prior year. Our license revenue was $12.4 million in the nine-month period ended October 31, 2003, compared to $14.5 million in the corresponding period of prior year. While total revenue and license revenue for the three-month period ended October 31, 2003 exceeded that in the corresponding period in the prior year, the year-to-date revenues remain below those of the prior year. We cannot specifically correlate the impact of macro-economic conditions on our sales activities, but we believe that the economic conditions have contributed to a decrease in demand in our market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current economic climate remains depressed or worsens, the demand for our products and services, and therefore future revenue, may be further reduced. We may not be able to respond to future revenue reductions in a sufficiently timely manner to avoid future losses. Even if economic conditions improve, corporations may not increase their information technology spending in our market and we may be unable to maintain or improve revenue levels.

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

     We experience seasonality in the licensing of our products and sales of our services. For example, revenue historically has been lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that revenue may decline during July and August, particularly in European markets. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

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

Because the application of our product is complex, our products, including our flagship product Niku 6, may contain undetected defects and errors which could result in loss of or delay in revenue, failure to achieve market acceptance and increased costs and liabilities.

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

     Rapidly changing technology and standards may impede market acceptance of our products and services. Our business relies primarily on our licensing the rights to our products, particularly Niku 6, and their components. Niku 6 has been designed based upon currently prevailing technologies such as extensible markup language (XML), extensible stylesheet language (XSL), Java Two Platform Enterprise Edition (J2EE) and Simple Object Access Protocol (SOAP). If new technologies emerge that are incompatible with one or both of our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to a new technology.

     Additionally, we design our products to work with databases such as Oracle Database Server and SQL Server, operating systems such as Sun Solaris, Microsoft Windows and HP UX, and application servers such as Orion, Weblogic and Websphere. Any changes to those databases, operating systems, or application servers, or increasing popularity of other databases, operating systems, or application servers, might require us to modify one or both of our products or services and could cause us to delay releasing future products and enhancements. As a result, the timing and nature of new product introductions or product modifications, and increases and decreases in the market acceptance of databases, operating systems and application servers, as well as web servers and other enterprise and Internet-based applications, could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products.

Because a significant part of our revenues comes from our international operations, we are subject to risks inherent in doing business in foreign countries that could impair our results of operations.

     As a percentage of total revenues, international revenues were 54% and 45% for the three- and nine-month periods ended October 31, 2003 compared to 31% and 36% for the corresponding prior year periods, respectively. International activities are a significant part of our business.

     As we operate internationally, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom and the euro zone or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

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

     The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house developments and IT organizations. The primary competitive factors include price, product functionality, product installation, product integration, ability to scale, worldwide sales infrastructure, worldwide support infrastructure, and worldwide professional services infrastructure. Some of our competitors include:

•	providers of project management, portfolio management and portfolio analysis software; and

•	enterprise software providers such as Lawson, Mercury Interactive, Microsoft, Oracle, Peoplesoft, and SAP; and

•	providers of professional services automation software.

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

     We rely to a large degree on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products. Although registration is not required to obtain protection under copyright laws, our failure to register may limit our ability to seek certain remedies available under such laws. We have received approval for one patent and are waiting for the patent to issue. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks. Once our patent issues, it may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

Because our stock price is volatile and the trading volume is low, you may not be able to resell your shares at or above the price that you paid, or at all.

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

     Provisions of Delaware law, our certificate of incorporation and bylaws, certain voting agreements of our stockholders and the concentration of ownership of our stock could have the effect of delaying or preventing a change in control, even if a change in control would presumably be beneficial to our stockholders. Relevant provisions include:

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

     Further, WaldenVC and its related funds beneficially own 21% of our outstanding common stock. This concentration of ownership gives Walden significant power to effect the outcome of matters requiring shareholder approval, including the election of directors or to delay or prevent a change of control of the business that may be in the best interests of other stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products primarily in North America and Europe. As a result, our financial results may be affected by primarily factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Approximately 45% and 36% of our total revenue was made in currencies other than U.S. dollars in the nine-month periods ended October 31, 2003 and 2002, respectively. Our exposures to foreign exchange rate fluctuations also arise in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in the local currency of the foreign subsidiary. We expect that exchange rate fluctuations will affect our financial results in the future. As of October 31, 2003, we had a deposit of approximately 1.3 million Euros to minimize our exposures from intercompany accounts with foreign subsidiaries. We will continue to assess whether there is a need to utilize financial instruments to hedge currency exposures in the future.

     Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We do not believe that we have interest rate exposure on our line of credit because the interest rate adjusted varies with the prime rate of U.S. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period our disclosure controls and procedures are effective and timely.

Changes in Internal Controls Over Financial Reporting

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s initial public offering, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s initial public offering in February 2000. The complaints in these actions allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. Final settlement papers are in the process of being negotiated and approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Number	Exhibit Title

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4 (3)	Registrant’s Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(3)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(4)	Incorporated by reference to the Registrant’s Quarterly Report for the quarterly period ended July 31, 2003 on Form 10-Q filed on September 12, 2003.

(b)     Reports on Form 8-K

     On August 21, 2003, the Company filed a current report on Form 8-K to announce its financial results for the quarter ended July 31, 2003.

     On November 19, 2003, the Company filed a current report on Form 8-K to announce its financial results for the quarter ended October 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, County of San Mateo, State of California, on the 15th day of December 2003.

NIKU CORPORATION (Registrant)

By:

/s/	Joshua Pickus

Joshua Pickus
President, Chief Executive Officer

/s/	Michael Shahbazian

Michael Shahbazian
Chief Financial Officer

NIKU CORPORATION

EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended October 31, 2003

Number	Exhibit Title
3.3	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.