Form 10-K
period 2004-01-31
NIKU CORP
filed 2004-04-14
CIK 1076641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28797

Niku Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0473454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Main Street, Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

Telephone Number (650) 298-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54,623,540 (based on the last reported sale price of $5.05 on July 31, 2003). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 27, 2004 was 11,967,039.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended January 31, 2004, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Forward — Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. A word such as “expects,” “anticipates,” “intends,” “could”, “may”, “believes”, “estimates” or similar language identifies forward-looking statements. These forward-looking statements include, among other things, statements about the trends we see in our business and the markets in which we operate, the features, functionality and market acceptance of our products and our expectations for our future operating results and cash flows. Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Business — Factors That May Affect Future Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents filed with the Securities and Exchange Commission (“SEC”) under similar captions. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

PART I

Item 1.    Business

Niku provides a comprehensive information technology management and governance (IT-MG) solution for large enterprises. This solution is comprised of our flagship software product, Clarity, and related services. Clarity is an integrated suite that spans the full IT lifecycle, from investment selection, to execution and delivery of initiatives, to results assessment. Clarity has eight modules, including modules for management of portfolios, projects, resources, processes and finances and is most often implemented in phases for immediate benefit. More than 250 enterprises have licensed Clarity for more than 250,000 users. Among these enterprises are brand names in a broad range of industries, including 3M, BellSouth Telecommunications, Harrah’s Entertainment, HSBC Bank Plc, Nissan North America, Unilever Plc and VISA International.

Industry Overview

Information technology (IT) organizations face a new series of challenges. These challenges arise from several underlying trends, including the following:

•	Businesses are required to manage an increasingly complex IT infrastructure

•	Rapid changes in technology have created a web of legacy mainframe, client/server and web-based applications that are unable to share information

•	Distributed IT infrastructure and merger activity in many large companies have created redundant or disconnected systems

•	Global outsourcing of business processes has created a need to manage projects across corporate and geographic boundaries

•	Mobile computing is making application management and application development more complex

•	Businesses need to align IT initiatives with business priorities

•	New business initiatives are increasingly dependent on IT support

•	New regulatory mandates such as Sarbanes-Oxley, Basel II and HIPPA require information systems which enable or enhance corporate governance

•	Competitive pressures require tradeoffs among scarce financial and human resources

•	Businesses are demanding that IT organizations improve their processes to deliver measurable business value from IT investment

•	A leading analyst firm reported that more than 60% of IT departments do not use formal metrics to measure and review projects, and more than 75% of the companies that use metrics to approve projects do not review projects against those metrics after completion

•	Executives now require that IT value must be quantified in financial terms, such as revenue growth and earnings per share, in addition to technology terms, such as network uptime and storage

As a result of these trends, the market for IT management and governance solutions is growing. According to the META Group, by 2006/07, 60% of Global 2000 organizations will run IT more like a business by implementing technologies to concurrently manage resources, projects, and assets. According to the Gartner Group, by 2005, 70% of IS organizations will have adopted project portfolio management application services for prioritizing and planning projects, team collaboration and resource allocation, as well as for tracking utilization and costs (0.60 probability).

In an attempt to address these new challenges, IT organizations have tried a mix of point solutions such as portfolio assessment tools, spreadsheets, reporting tools and project management tools. However, this approach fails to solve the complex problems faced by IT organizations because it does not enable companies to obtain an integrated enterprise-wide view of their IT activity and spending.

Our Solution

Our solution couples top-down IT portfolio planning and analysis with bottom-up project, program, financial and process management. The result is an integrated IT-MG system. This system gives executives a real-time view into their organization’s IT investments and resources, and enables managers to deliver controlled and predictable execution of projects, programs and initiatives.

Unlike fragmented toolsets, our system is capable of supporting a full IT lifecycle. Full use of the system is best accomplished through a continuous, integrated process we call Select, Deliver and Assess. As described in greater detail below, the selection phase involves portfolio planning for business alignment; the delivery phase facilitates best practice execution for results achievement; and the assessment phase enables evaluation and benchmarking for continuous improvement. Our solution supports input and collaboration from a wide audience including the CIO, the CFO, line-of-business managers, resource managers, project management officers, as well as project managers, knowledge workers and partners such as customers and outsourcers.

Our software is based on a highly flexible web services architecture. It is accessible through any web browser-equipped computer, customizable to meet the diverse currency and language requirements of our global customer base, and scalable to support tens of thousands of users.

Strategy

Our strategy is to be the leading provider of IT management and governance systems for large enterprises. Key elements of our strategy include plans to:

•	Continue to lead the market in functionality for IT-MG software by investing in research and development and partnering with providers of IT-MG best practice content

•	Operate on a global scale, ensuring that Niku sales, support and services are present wherever our customers conduct business, including north America, Europe and Asia.

•	Deepen our relationships with our customer base by delivering ever higher levels of service and support

Products

Clarity is the new name for our flagship product suite that was first introduced in October 2001 as Niku 6. Version 6.1 was generally available in May 2003, and Clarity was released in March 2004. Clarity greatly expands on the capabilities of Niku 6.1 by adding:

•	Portfolio management capabilities

•	Workflow and process automation

•	Management of objects other than projects, such as applications and assets

Clarity supports the three phases in the IT-MG lifecycle:

Select

•	Creating and analyzing the IT investment portfolio

•	“What-if” scenario planning including risk, cost, benefit and alignment

•	Communicating portfolio decisions and effectively moving to the delivery phase

Deliver

•	Project planning and scheduling

•	Resource management

•	Financial management

•	Workflow and process automation

•	Collaboration, knowledge management, reporting and analytics

Assess

•	Real-time personalized dashboards to monitor IT initiatives and investments

•	Portfolio scorecards to track actual vs. planned performance

•	Feedback into next planning cycle to improve portfolio planning

The Clarity system is comprised of eight modules, six of which are used by people throughout an organization, and two of which are used to configure and extend the system, automate processes with workflows, and author best practice processes and methodologies. The system’s modular structure enables phased implementations that can be as small as 20 users focusing on portfolio management or as extensive as tens of thousands of users utilizing many aspects of the system.

Clarity modules include:

•	Portfolio Manager. Portfolio Manager enables the enterprise to align resources and investments with corporate goals. This module provides a structured environment for deciding which projects, programs, applications and initiatives to fund, which to sustain, and which to eliminate.

•	Project Manager. Project Manager provides functionality for project management, collaboration and reporting to enable projects to be executed with precision.

•	Resource Planner. Resource Planner enables users to plan and manage resource capacity and balance it against work demand. The Resource Planner module provides capacity planning, skills management, resource search and qualification, staff requisitions and resource reporting.

•	Financial Manager. Wherever project transactions originate, Financial Manager can capture, cost and account for them. Sophisticated categorization functionality allows a segregation of capitalized expenditures from expenses for appropriate financial reporting and compliance with SOP 98-1. Financial Manager’s charge-back functionality allows transactions from internally-funded projects to be mapped to and allocated across business units and departments, providing equitable distribution of project costs.

•	Process Manager. Process Manager provides graphical workflows to visually control and track the flow of ideas, documents, resources, time sheets, forms and investment proposals. These workflows can take actions on all objects in the Clarity system, making it easier to optimize business processes and standardize them across the entire organization.

•	Workbench. Workbench is a desktop application for project scheduling that conforms to and supports the underlying ideals of project management. Fully integrated with Clarity, Workbench enables project managers to create work breakdown structures with tasks and milestones, set baselines, schedule project plans with dependencies, assign resources to tasks, schedule work on tasks over a period of time, and adjust the schedule as actual work is recorded.

•	Clarity Studio. Clarity Studio allows users to configure Clarity for their organizations. Building on Clarity’s extensibility and open architecture, Clarity Studio provides the tools to add custom fields and forms, as well as build custom portlets, pages and menus that deliver visibility and access to the information that is important for different types of users.

•	Author. Author allows users across the enterprise to use best practices and standardized processes through the creation of methodologies. Users develop projects and programs from the methodology’s tasks, work breakdown structures hierarchy, role assignments, deliverables and forms, ensuring that the organization’s initiatives benefit from the organization’s knowledge and standards.

Technology and Architecture

The technology underlying Clarity is a web services architecture. This architecture supports enterprise class scalability and security, as well as integration with other systems. Key elements of Clarity technology include the following:

Three-Tier Architecture.    Within the data tier, all of the tables and data are housed in a standard relational database geared for high performance and scalability. In the middle tier, an application server enables the java-based application to be deployed across multiple application servers to easily accommodate global deployments. The application can also be externalized through the corporate firewall to allow internet access to the application. The client tier is a web browser that provides the interface between the user and the application.

Web Services Standards.    The application is designed to support leading web services standards. The software we use for the server computers that deliver our applications is written in a version of the Java programming language known as Java Two Platform Enterprise Edition (J2EE). We also support web services protocols such as extensible markup language (XML), extensible stylesheet language (XSL) and simple object access protocol (SOAP). As a result, data such as projects, human resource profiles, and financials may be shared with both up-stream and down-stream applications such as enterprise resource planning and customer relationship management systems.

Scalability.    The application is designed to provide horizontal scalability. The components which make up the product can be placed on separate servers allowing customers maximum flexibility in configuring hardware infrastructure for supporting global implementations. The application server is designed for stateless operation which allows load balancing techniques to be used to scale large server deployments. The system also has redundant failover capabilities which increases uptime for large deployments.

Security.    The application offers substantial data security features, including multi-level security, security- enabled organizational breakdown structures (OBS), secure socket layer (SSL) support and lightweight directory access protocol (LDAP) Integration.

Internationalization.    All of the product modules support dynamic language and locale switching. This means that a user can enter and view data in multiple languages and see it displayed in a particular locale’s date, time and currency format.

Multi-Platform Support.    The application accommodates our customers’ various vendor relationships, information technology budgets and legacy experience. In particular, the product has been designed to support the major platforms of Sun Solaris, Windows, AIX and HP-UX along with database support for both Oracle and Microsoft SQL Server. We support a variety of application servers including WebLogic from BEA and WebSphere from IBM.

Customers

Niku’s customers include the following representative companies by industry, all of whom accounted for at least $100,000 of cumulative license revenue for the years ended January 31, 2004, and January 31, 2003.

Financial Services	Ameriquest Mortgage, Bank General Luxembourg, BNP Paribas, HSBC Bank Plc, Natexis Banques Populares, Nationwide Insurance, Rabobank International, Standard Chartered Bank

Healthcare	Alza, Genentech, HCA, Health Partners, Inc., Idexx Laboratories, Inc., Kaiser Permanente, Pfizer, Inc.

Automotive	Daimler-Chrysler Corporation, Nissan North America, Inc., Toyota Motors

Travel and Entertainment	British Airways Plc, Cendant Corporation, Fox Entertainment Group, Harrah’s Entertainment, Royal Caribbean Cruises, Sony Pictures Entertainment, Inc., Vivendi Universal Games, Inc.

Retail	AutoZone, Inc., Target Corporation, Waitrose

Manufacturing	Arrow Electronics, Atofina Chemicals, Inc., Phillips Semiconductor

Public and Non-Profit	Knights of Columbus, U.S. Navy

Telecommunications	BellSouth Telecommunications, British Telecommunications Plc.

Consumer Packaged Goods	3M, Kimberly-Clark, Thomson, Unilever Ltd.

To date, more than 250 customers and more than 250,000 users have licensed our flagship product, now known as Clarity .

No customer accounted for more than 10% of our total revenue in fiscal 2004, 2003 and 2002. See Note 14 to our consolidated financial statements for disclosure regarding our international revenue.

Sales and Marketing

We conduct our sales activities principally through our direct sales force which includes account executives and pre-sales engineers who are organized in regions in the United States, Europe and Asia. We also maintain a telesales organization to support our regional activities. In some jurisdictions, our products are also available through resellers.

Our marketing strategy is to provide a comprehensive, integrated IT-MG solution that spans the full IT lifecycle, from investment selection, to execution and delivery, to results assessment and to position Clarity as the leading solution in that market.

Competition

The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development and IT organizations. Competing software vendors include:

•	privately-held providers of project management, portfolio management and professional services automation software; and

•	publicly-held software companies such as Lawson, Mercury Interactive, Microsoft, Oracle, Peoplesoft, and SAP.

We do not believe that any one company has a dominant position in the IT-MG market, although we believe that we are a market leader. We expect competition from other established and emerging companies as our market continues to develop. The principal basis of competition in our market include product functionality, services and support capabilities, customer references and pricing.

Research and Development

We plan to continue to invest in research and development to maintain our leadership position in this market. Major releases include significant enhancements to existing functionality, as well as additions of new features that expand the applicability of our solution within IT and across the organization.

Research and development occurs at our facilities in California. Research and development expenses were $7.5 million, $11.9 million and $34.9 million in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, research and development efforts were concentrated on Clarity, Clarity’s predecessor Niku 6, and to a lesser extent Niku Portfolio Manager.

Services and Support

Professional Services

We strive to provide comprehensive solutions to customers’ business problems. Our global professional services organization works closely with customers at all stages of the implementation process, from planning and definition, to design and build, to training and deployment.

Niku engagement managers work with customers to craft flexible implementation plans that adapt to specific customer situations, and that use and support the customer’s internal resources. Following the initial rollout, our services teams seek to remain engaged to share best practices.

We also maintain a large growing roster of consulting and implementation partners, with unique strengths in strategy, methodologies and specific industries and geographies.

Training

Our goal is to accelerate the transfer of knowledge necessary for customers to successfully deploy and obtain return on investment from our products. Our flexible educational offerings give customers a choice as to how, where and when to train their personnel. Customers can take advantage of our educations services via traditional instructor-led classroom courses or through web-based and computer-based courses.

Support

We maintain support centers in the United States, Europe and Asia. Utilizing advanced call distribution and on-line customer engagement technologies, we seek to deliver high quality, rapid response in local languages throughout the world.

Our customer support team utilizes leading enterprise support techniques, providing front line support for high levels of responsiveness, and back line engineering for optimal resourcing on difficult issues. Our customers also benefit from our Test Center, where multiple permutations of hardware and software infrastructure are maintained, allowing for the replication of customer configurations and rapid diagnosis of issues.

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

We rely to a large degree on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products. Although registration is not required to obtain protection under copyright laws, our failure to register may limit our ability to seek certain remedies available under such laws. We are currently pursuing one patent application but no patent has issued. There are numerous patents involving software and technology related to our products and services held by various third parties. From time to time in the past we have and in the future expect to receive notices of potential infringement from third parties demanding that we cease any infringement and inviting us to take a license order to continue marketing our products. If we were to infringe the patents of others, we may be required to obtain a license, which could be costly. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

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

Employees

As of January 31, 2004, we had a total of 206 employees, including 71 employees in sales and marketing, 44 employees in professional services, 20 employees in customer support, 44 employees in research and development and 27 employees in general and administrative functions. Of these, 155 employees were located in the United States and 51 employees were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Financial Information About Segments and Geographical Area

For additional financial information regarding our foreign and domestic operations and revenue, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 14 to our Consolidated Financial Statements included in this Annual Report.

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

Our internet address is www.niku.com. We make available, free of charge, through our internet website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on our website is not incorporated by reference unless specifically referenced herein.

Item 2.    Properties

Our principal executive office occupies approximately 37,247 square feet in Redwood City, California under a lease that expires in June 2005. We also occupy other leased facilities in the United States and Europe under leases that expire at various times through April 2009.

As part of our restructuring program in fiscal 2002, 2003 and 2004, we vacated various facilities. As a result of negotiations with the landlords, we terminated the leases for most of these facilities. We are currently seeking to sublease the remaining three partially vacant facilities or terminate the leases for these facilities.

We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including our own, are in the process of being negotiated and approved. We do not presently expect to have any payments under the pending settlements. The history of this litigation is as follows:

In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases.

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

From time to time, the Company is involved in litigation arising out of the ordinary course of its business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended January 31, 2004.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock.

On December 3, 2002, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, where it is traded under the symbol “NIKU”. The table below represents the high and low closing sales prices for our common stock as reported by the Nasdaq National Market or Nasdaq SmallCap Market for each quarter in fiscal 2004 and 2003.

	Price Range Per Share
	High	Low
Quarter Ended:
January 31, 2004	$10.29	$7.18
October 31, 2003	$9.00	$4.49
July 31, 2003	$6.92	$3.76
April 30, 2003	$5.08	$2.97
January 31, 2003	$7.80	$3.57
October 31, 2002	$3.90	$1.00
July 31, 2002	$11.50	$2.50
April 30, 2002	$35.70	$9.90

Our present policy is to retain earnings, if any, to finance future growth. We have never declared or paid any cash dividends on our capital stock and have no present intention of paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

In February 2003, we issued 1,549,735 shares of our common stock at a price of $3.35 per share and issued warrants to purchase 193,720 shares of our common stock at a price of $0.40 per warrant share in connection with the initial closing of a private placement. The aggregate offering price for the securities issued in the initial closing was $5.3 million, resulting in net proceeds of approximately $5.2 million. The warrants have an exercise price of $3.40. In April 2003, we issued 1,538,495 shares of common stock at a price of $3.35 per share and warrants to purchase 192,314 shares of common stock at a price of $0.40 per warrant share in connection with a subsequent closing of the private placement. The aggregate offering price for the securities issued in the subsequent closing was $5.2 million, resulting in net proceeds of approximately $5.0 million. These warrants also have an exercise price of $3.40. All of these shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and/or Regulation D of the Act. Total net proceeds from the two private placement were approximately $10.2 million. On April 30, 2003, we filed a Registration Statement on Form S-3 (No. 333-104860) to register the resale of these shares. The Securities and Exchange Commission declared the Registration Statement, as amended, effective on April 30, 2003.

In October 2002, we issued a warrant to purchase 1,445,000 shares of our common stock with an exercise price of $0.001 in connection with the termination of a facility lease in Redwood City, California. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. The warrant was exercised on November 27, 2002. On November 14, 2002, we filed a Registered Statement on Form S-3 (No. 333-90224) to register these warrants. The Securities and Exchange Commission declared the Registration Statement effective on November 14, 2002.

In July 2002, we issued a warrant to purchase 15,000 shares of our common stock with an exercise price of $0.10 in connection with the termination of a facility lease in Danville, California. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On July 24, 2003, all of these warrants were exercised.

In May 2002, we issued 4,841 shares of our common stock to former employees of Proamics Corporation, a company we acquired in December 1999. These shares were valued at $7.70 per share based on our stock price on the date of their issuance. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On June 11, 2002, we filed a Registration Statement on Form S-3 (No 333-90224) to register these shares. The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2002.

In February 2002, we issued 40,000 shares of our common stock to founders of ABT Corporation, a company we acquired in August 2000. These shares were valued at $21.80 per share based on our stock price on the date of their issuance. These shares were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act. On April 9, 2002, we filed a Registration Statement on Form S-3 (No 333-85918) to register these shares. The Securities and Exchange Commission declared the Registration Statement, as amended, effective on June 4, 2002.

Stockholders of Record

At February 27, 2004, we had approximately 689 holders of record of our common stock. This does not include the stock held in nominee or “street name” through brokerage accounts.

Equity Incentive Plan Information

The following table provides information as of January 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity incentive plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders (1)	2,170,067	$6.03	613,400	(3)
Equity Compensation Plans Not Approved by Sharesholders (2)	196,676	7.88	200

	2,366,743	6.19	613,600

1.	Includes the 2000 Equity Incentive Plan, 2000 Employee Stock Purchase Plan and 1998 Stock Option Plan.

2.	Includes 2000 Stock Incentive Plan to provide incentives to eligible employees, including employees hired in connection with the Company’s acquisition of ABT, bSource and 600 Monkeys. The Company reserved 260,000 shares of common stock for issuance under the 2000 Incentive Plan. The exercise price of the incentive stock is determined by the Board of Directors when the option is granted and may not be less than the par value of the shares on the date of grant. Under the 2000 Incentive Plan, options generally expire in ten years. Vesting periods are determined by the Company’s Board of Directors. As of January 31, 2004, there were 196,676 options outstanding and 200 options available for issuance under the 2000 Stock Incentive Plan. For detailed description of the plan, please refer to Note 12 to the Consolidated Financial Statements.

3.	On each January 1, the number of shares reserved and available for grant under the 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan are increased automatically by a number of shares equal to 5% of our total outstanding shares on the immediately prior December 31.

Item 6.     Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended January 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of January 31, 2004 and 2003 are derived from our audited financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2001 and 2000 and the balance sheet data as of January 31, 2002, 2001 and 2000 are derived from our audited financial statements previously filed with the SEC. Prior to fiscal 2003, we had a fiscal year that ended on the Saturday preceding January 31. In fiscal 2003, we changed our fiscal calendar to a calendar month end so fiscal 2004 and 2003 ended on January 31. For presentation purposes, fiscal years prior to fiscal 2003 refer to the period’s calendar month end.

Consolidated Statement of Operations Data:

	Years Ended January 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Total revenue	$45,710	$48,410	$67,466	$68,922	$8,157
Cost of revenue	12,397	13,739	57,877	30,787	2,620
Gross profit	33,313	34,671	9,589	38,135	5,537
Operating loss	(138)	(43,530)	(294,014)	(141,000)	(37,036)
Net income (loss)	117	(37,794)	(291,546)	(130,876)	(36,487)
Basic net income (loss) per share	$0.01	$(4.96)	$(39.20)	$(19.57)	$(56.08)
Diluted net income (loss) per share	$0.01	$(4.96)	$(39.20)	$(19.57)	$(56.08)
Weighted average common shares outstanding used in computing basic net income (loss) per share	11,560	7,618	7,437	6,687	651
Weighted average common shares outstanding used in computing diluted net income (loss) per share	11,886	7,618	7,437	6,687	651

Consolidated Balance Sheet Data:

	January 31,
	2004	2003	2002	2001	2000
	(in thousands)
Cash, cash equivalents and short-term investments	$23,200	$16,670	$51,585	$138,892	$44,515
Current portion of restricted cash	—	229	4,665	—	—
Working capital	10,456	1,219	11,028	121,350	32,691
Restricted cash	1,108	1,108	9,822	14,487	—
Total assets	36,616	30,563	101,575	393,067	112,525
Long-term accrued restructuring	6,430	6,209	6,758	—	—
Long-term obligations, less current portion	108	3,750	—	268	1,725
Total stockholders’ equity (deficit)	7,195	(3,974)	31,557	318,393	(12,269)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

We provide a comprehensive information technology management and governance (IT-MG) solution for large enterprises. In recent years, capital spending at these organizations had decreased dramatically, impacting our financial results. We recorded our first profitable year in fiscal 2004. In fiscal 2004, we continued to realize benefits from our restructuring program, including a $13.9 million decrease from fiscal 2003 in operating expenses for our functional organizations, and a $35.3 million decrease from fiscal 2003 in recorded restructuring charges.

We also ended fiscal 2004 with stockholder’s equity of $7.2 million up from ($4.0) million at the end of fiscal 2003, largely due to the completion of a private placement of common stock and warrants to purchase common stock in April 2003, which also generated net proceeds of $10.2 million.

We believe market awareness of IT-MG systems is growing, and in fiscal 2004 our development efforts were focused on Clarity, our new IT-MG solution. We released Clarity in March 2004 to address the market opportunity in IT-MG.

Critical Accounting Policies, Methods and Estimates

Note 1 of the Notes to the Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to utilize accounting policies and make estimates and assumptions that affect our reported results. Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, our critical accounting policies include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	valuation and impairment of long-lived assets; and

•	estimate of restructuring reserves for vacated leased facilities.

The following is a brief discussion of the critical accounting policies and methods that we use.

Revenue Recognition

We derive our revenue principally from licenses of our products, maintenance and support, and delivery of implementation services. We offer our products primarily through our direct sales force. We also offer our products indirectly through certain channel partners.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant obligations of ours with regard to implementation remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier or electronically delivered to the customer. If undelivered features or services exist in an arrangement that are essential to the functionality of the delivered product, revenue is recognized when these features or services are delivered. The fees for our products are generally due within six months or less. The Company considers fees relating to the arrangements with payment terms extending beyond six months not to be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

If there are sales to channel partners, they are recognized upon sell-through to the end-user customer.

For multiple-element software arrangements, we defer the fair value of revenue associated with each undelivered element until such time as delivery occurs. Deferred revenue is allocated to each element using vendor specific objective evidence of fair value (VSOE). The VSOE for each element is established when the same element is sold separately to third parties. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element.

Allowance for Doubtful Accounts

We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. As of January 31, 2004, the accounts receivable balance was $7.8 million, net of allowance for doubtful accounts of $0.8 million. Our allowances for doubtful accounts as a percentage of total net revenues were 1.7%, 2.1% and 4.5% in 2004, 2003 and 2002, respectively. Our allowances for doubtful accounts as a percentage of net accounts receivable were 10.2%, 13.9% and 23.7% in 2004, 2003 and 2002, respectively. Based on our results for 2004, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total net accounts receivable would have resulted in an increase or decrease in expense of $0.1 million.

Impairment Assessment

We account for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. We do not believe there were any circumstances which indicated that the carrying value of an asset group may not be recoverable.

Restructuring Reserves for Vacated Leased Facilities

We have recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program. The fair value of costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We review these estimates in the second and fourth quarter of each year or anytime we have persuasive evidence that a change in the estimate has occurred. For example, in fiscal 2004 we recorded $2.9 million in net lease commitment costs primarily due to reductions in estimated future sublease income for certain facilities related to restructuring activities initiated in fiscal 2003 and fiscal 2002. If estimates regarding future sublease income change further, we could be required to record additional net lease commitment costs.

Future lease payments, net of estimated sublease income, relating to the remaining facilities vacated pursuant to our restructuring program, amounted to $1.4 million, $1.3 million, $1.2 million, $1.1 million $967,000 for the twelve months ended January 31, 2005, 2006, 2007, 2008 and 2009 respectively, and $1.9 million thereafter.

Private Placement of Common Stock and Warrants to Purchase Common Stock

In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by WaldenVC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per share in a connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, upon the approval from our stockholders, we issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock in connection with the subsequent closing of this private placement. Total net proceeds from the private placement approximated $10.2 million. On April 30, 2003, we filed a registration statement on Form S-3, registering for resale the 4,919,264 shares of common stock issued in the private placement or issuable upon the exercise of warrants issued in the private placement. The Securities and Exchange Commission declared the Registration Statement, as amended, effective in August 2003.

Reverse Stock Split

On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts in this Annual Report on Form 10-K has been restated to reflect the reverse stock split.

Repricing and Exchange of Stock Options

We continue to incur stock-based compensation for outstanding stock options that were repriced in November 2001 and not tendered pursuant to the stock option exchange program in May 2003 to the extent of the price of our common stock on the last day of a quarter. Based on the stock price of $9.65 at the end of January 31, 2004, we recorded approximately $145,000 of stock-based compensation charges in fiscal year 2004 relating to approximately 70,000 repriced but not tendered options. We also recorded $148,000 in amortization of other stock-based compensation charges not associated with the repriced option exchange program in fiscal 2004. (See Note 2)

Pro Forma Financial Results

We prepare and release quarterly unaudited financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). We also disclose and discuss pro forma financial information in the quarterly and annual financial results press release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation and restructuring, other charges and legal settlement proceeds. We believe the disclosure of the pro forma financial information may help investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the US GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read the portions of our quarterly and annual financial results press releases which compare US GAAP financial information with the pro forma financial results, and include a reconciliation of the US GAAP and pro forma financial information.

Results of Operations for Fiscal 2004, 2003 and 2002

The following table sets forth certain data from our consolidated statements of operations as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2004	2003	2002
Revenue:
License	40.5%	38.7%	47.4%
Services	59.5	61.3	52.6

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	1.4	2.0	12.1
Services	25.7	26.4	36.2
Impairment of developed and core technologies	—	—	23.6
Impairment of licensed technology	—	—	13.9

Total cost of revenue	27.1	28.4	85.8

Gross profit	72.9	71.6	14.2

Operating expenses:
Sales and marketing	36.1	47.7	105.1
Research and development	16.4	24.6	51.7
General and administrative	14.2	17.4	22.5
Asset impairment and other	—	1.0	182.3
Amortization of goodwill and other intangible assets	—	—	30.9
Restructuring and other	5.8	78.3	36.1
Stock-based compensation	0.7	(7.5)	21.4

Total operating expenses	73.2	161.5	450.0

Operating loss	(0.3)	(89.9)	(435.8)
Interest income and other, net	0.9	12.2	4.2
Interest expense	(0.3)	(0.4)	(0.5)

Net income (loss)	0.3%	(78.1)%	(432.1)%

Revenue

The following table sets forth our revenue for fiscal 2004, 2003 and 2002 (in thousands, except for percentages):

	Years Ended January 31,			% Change	% Change
	2004	2003	2002	2003 to 2004	2002 to 2003
License	$18,532	$18,712	$31,974	(1)%	(41)%
Services	27,178	29,698	35,492	(8)%	(16)%

	$45,710	$48,410	$67,466	(6)%	(28)%

License.    License revenue consists of revenue from licenses of our software products. License revenue was $18.5 million, $18.7 million, and $32.0 million in fiscal 2004, 2003 and 2002, respectively, decreasing 1% in fiscal 2004 from fiscal 2003, and decreasing 41% in fiscal 2003 from fiscal 2002. License revenue in fiscal 2004 relative to the prior fiscal year reflects weakened performance in the first half of fiscal 2004 in the amount of $3.3 million offset by stronger performance in the second half of the year in the amount of $3.1 million. Growth in the second half of the year was the result of a significant license transaction in the third quarter with a single customer in the amount of $3.0 million. The decrease in license revenue in fiscal 2003 from fiscal 2002 was primarily attributable to a slowdown in corporate information technology spending and the restructuring program we implemented in fiscal 2003 and fiscal 2002, which reduced the number of revenue-producing account executives. The slowdown in corporate information technology spending was primarily due to deteriorating results of our customers and their decision to integrate previously purchased software rather than acquiring new software packages. License revenue also decreased in fiscal 2003 relative to fiscal 2002 as a result of a decline in the average size of license sales, in part due to fewer seats being purchased and in part due to a reduction in per seat price.

Services.    The following table sets forth our services revenue for fiscal 2004, 2003 and 2002 (in thousands, except for percentages):

	Years Ended January 31,			% Change	% Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Services:
Consulting	$11,244	$11,455	$14,813	(2)%	(23)%
Maintenance	15,934	18,243	20,679	(13)%	(12)%

	$27,178	$29,698	$35,492	(8)%	(16)%

Services revenue consists of revenue from the delivery of implementation services and maintenance and support contracts. Services revenue was $27.2 million, $29.7 million, and $35.5 million in fiscal 2004, 2003, and 2002, respectively. Services revenue from implementation services in fiscal 2004, 2003 and 2002 was $11.2 million, $11.5 million, and $14.8 million, respectively, decreasing 2% in fiscal 2004 from fiscal 2003, and decreasing 23% in fiscal 2003 from fiscal 2002. Implementation services revenue in fiscal 2004 relative to fiscal 2003 reflects the decrease in license revenue in the first half of fiscal 2004. The decrease in services implementation services in fiscal 2003 from fiscal 2002 was primarily attributable to a decrease in license revenue that led to a decrease in demand for implementation service and to a lesser extent a decrease in the size of the implementation services organization pursuant to the restructuring program we implemented in fiscal 2003 and 2002, which reduced revenue-producing implementation services consultants. Maintenance and support revenue was $15.9 million, $18.2 million, and $20.7 million in fiscal 2004, 2003, and 2002, respectively decreasing 13% in fiscal 2004 from 2003 and 12% in fiscal 2003 from fiscal 2002. The year over year decrease in maintenance and support revenue was primarily attributable to a decrease in the number of supported users for maintenance renewals on legacy products and a decrease in amortization of deferred maintenance revenue we assumed from the ABT acquisition in August 2000. Amortization of deferred maintenance revenue from ABT decreased $0.8 million in fiscal 2004 from fiscal 2003, and $1.9 million in fiscal 2003 from fiscal 2002.

Cost of Revenue

The following table sets forth our cost of revenues for fiscal 2004, 2003 and 2002 (in thousands, except for percentages):

	Years Ended January 31,			% Change	% Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Cost of license	$639	$977	$8,178	(35)%	(88)%
Cost of Service	11,758	12,762	24,407	(8)%	(48)%
Impairment of development and core technologies	—	—	15,906	—	(100)%
Impairment of licensed technologies	—	—	9,386	—	(100)%

	$12,397	$13,739	$57,877	(10)%	(76)%

Cost of license revenue.    Cost of license revenue includes royalties due to third parties for embedding their technologies in our products, product packaging, documentation, shipping costs and amortization of developed and core technologies. Cost of license revenue was $639,000, $977,000 and $8.2 million in fiscal 2004, 2003 and 2002, respectively, representing 3.4%, 5.2% and 25.6% of total license revenue in the respective year. Cost of license revenue decreased 35% in fiscal 2004 from fiscal 2003 mainly due to lower royalty payments as our Clarity product incorporates fewer royalty-bearing software components from third parties. Cost of license revenue decreased 88% in fiscal 2003 from fiscal 2002 primarily due to the absence of amortization of developed and core technologies in fiscal 2003 compared to $6.5 million of such amortization in fiscal 2002, a decline in license revenue, and the introduction of Niku 6 in fiscal 2002, which incorporated less royalty-bearing software components from third parties than certain prior products. There was no amortization of developed and core technologies in fiscal 2004 or 2003 as the related intangible assets were impaired in fiscal 2002.

Cost of services revenue.    Cost of services revenue includes salaries and related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services revenue was $11.8 million, $12.8 million and $24.4 million in fiscal 2004, 2003, and 2002, respectively, representing 43.3%, 43.0% and 68.8% of total services revenue in each respective year. Cost of service revenue decreased 8% in fiscal 2004 from fiscal 2003 primarily because of a decrease in facility and IT department allocation costs. The 48% decrease in cost of services revenue in fiscal 2003 from fiscal 2002 was primarily due to a $5.7 million decrease in salaries and benefits as a result of reductions in headcount because of the restructuring program we implemented in fiscal 2002 and 2003, a $1.6 million reduction in costs for third parties contracted to implement our products and increased efficiencies within the implementation services organization.

Impairment of developed and core technologies.    There was no impairment of developed and core technologies in fiscal 2004 or fiscal 2003. Impairment of developed and core technologies was $15.9 million in fiscal 2002. In the first quarter of fiscal 2002, we performed an impairment assessment of our developed and core technology in connection with our acquisition of Legal Anywhere due to a change in our product plan related to this acquired technology. This assessment was based on expected future cash flows from such developed and core technology over its remaining useful life. The determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisition of Legal Anywhere as a result of our restructuring plan. As a result of this assessment, we recorded $1.3 million in impairment of developed and core technologies charges in the first quarter of fiscal 2002 which reduced the net book value of the developed and core technology related to our acquisition of Legal Anywhere to zero. In the second quarter of fiscal 2002, we performed an additional impairment assessment of developed and core technologies recorded in connection with our acquisition of ABT and Proamics. This assessment was triggered and performed primarily due to a significant decline in our stock price, which resulted in net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $14.6 million in impairment of developed and core technologies charge in the second quarter of fiscal 2002 which reduced the fair value of developed and core technologies related to our acquisitions of ABT and Proamics to zero.

Impairment of licensed technology.    There was no impairment of licensed technology in fiscal 2004 or fiscal 2003. In fiscal 2002, we determined that the carrying value of certain royalties that we had prepaid in connection with third party licensed technology, would not be realized. We recorded $9.4 million in impairment of licensed technology, including $8.5 million from prepaid royalties and $850,000 from royalties paid in fiscal 2002, related to third-party technologies which we did not include with our products to the extent required under the applicable contracts, or at all, due to a change in our product plan.

Operating Expenses

The following tables set forth our operating expenses for fiscal 2004, 2003 and 2002 (in thousands, except for percentages):

	Years Ended January 31,			% Change	% Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Sales and marketing	$16,507	$23,102	$70,927	(29)%	(67)%
Research and development	7,498	11,896	34,856	(37)%	(66)%
General and administrative	6,505	8,434	15,205	(23)%	(45)%
Asset impairment and other	—	500	123,017	(100)%	(100)%
Amortization of goodwill and other intangible assets	—	—	20,843	—	(100)%
Restructuring and other	2,648	37,916	24,353	(93)%	56%
Stock-based compensation	293	(3,647)	14,402	108%	(125)%

	$33,451	$78,201	$303,603	(57)%	(74)%

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, advertising, commissions, bonuses, travel and bad debt expense. Sales and marketing expenses were $16.5 million, $23.1 million and $70.9 million in fiscal 2004, 2003 and 2002, respectively, representing 36.1%, 47.7% and 105.1% of total revenue in each respective year. Sales and marketing expenses decreased 29% in fiscal 2004 from fiscal 2003 primarily because of a $2.9 million reduction in salaries and benefits due to a decrease in the average headcount and a $3.5 million reduction in facility and IT department allocations. Sales and marketing expenses decreased 67% or $48 million in fiscal 2003 from fiscal 2002 primarily attributable to a $15.3 million reduction in salaries and benefits and a $2.6 million decrease in other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003 and a decrease of $9.0 million in bad debt expense resulting from an improvement in collection rates and a $0.5 million decrease in equipment rental and depreciation. Sales and marketing expenses also decreased due to a $6.1 million decrease in commissions and bonuses as a result of a decrease in revenue, a $3.7 million decrease in advertising, a $2.8 million decrease in travel, a $2.7 million decrease in outside services and $5.2 million decrease in IT and facility department allocations, all as a result of our cost-reduction initiatives.

Research and development.    Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $7.5 million, $11.9 million and $34.9 million in fiscal 2004, 2003 and 2002, respectively, representing 16.4%, 24.6% and 51.7% of total revenue in each respective year. Research and development expenses decreased 37% or $4.4 million in fiscal 2004 from fiscal 2003 primarily due to a $1.5 million reduction in salaries and benefits due to a decrease in average headcount and a $2.7 million reduction in facility and IT department allocations. Research and development expenses decreased 66% or $23 million in fiscal 2003 from fiscal 2002 primarily attributable to a $13.7 million reduction in salaries and benefits and a $205,000 decrease in other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a $6.2 million decrease in facilities allocations, and a $2.2 million decrease in outside services primarily related to third-party development services.

General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, information technology and legal department employees, as well as professional services fees. General and administrative expenses were $6.5 million, $8.4 million and $15.2 million in fiscal 2004, 2003, and 2002, respectively, representing 14.2%, 17.4% and 22.5% of total revenue in each respective year. General and administration expenses decreased 23% or $1.9 million in fiscal 2004 from fiscal 2003 primarily due to a $1.2 million decrease in an operating equipment lease, a $1.0 million decrease in depreciation, a $1.0 million decrease in professional service fees primarily relating to accounting and legal, and approximately $0.6 million reduction in salaries and benefits due to a decrease in the average headcount, offset in part by a decrease in IT and facilities allocations of $1.8 million. General and administrative expenses decreased 45% or $6.8 million in fiscal 2003 from 2002 primarily because of a $5.9 million reduction in salaries and benefits and a $346,000 decrease in other employee related costs resulting from reductions in headcount and salary reductions effected pursuant to the restructuring program we implemented in fiscal 2002 and 2003, a $7.1 million decrease in facilities expense, $4.6 million decrease in depreciation, travel and other related costs, and a $1.5 million decrease in professional services fees, offset in part by a decrease of $12.7 million in facilities allocations to other departments.

Asset impairment and other.     There was no asset impairment in fiscal 2004. In fiscal 2003, we performed an impairment assessment of a $500,000 strategic equity investment we made in a private company in April 2000. In April 2000, we purchased 75,000 shares of the private company’s common stock at $6.67 per share. In performing an impairment assessment, we considered the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms in a proposed financing in fiscal 2003 which indicated that its price per share had dropped to $0.32 per share, we determined that the investment impairment was other than temporary and recorded $500,000 in asset impairment charges.

In the first quarter of fiscal 2002, we performed an impairment assessment of our goodwill and other intangible assets recorded in connection with our various acquisitions due to a change in our product plan related to certain acquired technologies. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. The determination of cash flows was based on our decision to abandon certain product lines acquired as part of the acquisition of these companies, as a result of our restructuring plan. As a result of this assessment, we recorded $23.2 million in asset impairment charges. This amount included $20.4 million to write down the net book value of certain goodwill and other intangible assets from our acquisitions of Legal Anywhere (excluding $1.3 million in developed and core technologies), bSource, 600 Monkeys and Alyanza to zero except for the carrying value of Legal Anywhere’s goodwill and customer lists which was reduced to its estimated fair value of $1.8 million. In the second quarter of fiscal 2002, we also performed an additional impairment assessment of goodwill and other intangible assets recorded in connection with our acquisitions of ABT, Proamics and Legal Anywhere. This assessment was triggered and performed primarily due to a significant decline in our stock price which resulted in the net book value of our assets significantly exceeding our market capitalization. As a result of this assessment, we recorded $99.8 million in asset impairment charges in the second quarter of fiscal 2002 which reduced the fair value of goodwill and other intangible assets related to our acquisitions of ABT (excluding $6.3 million in developed and core technologies), Proamics (excluding $8.3 million in developed and core technologies) and Legal Anywhere to zero. The estimate of the fair value was based on the estimated future discounted cash flows for the remaining life of the goodwill and other intangible assets with a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. In fiscal 2002, we recorded $123.0 million in asset impairment charges, consisting of $120.2 million relating to goodwill and other intangible assets, $1.9 million in accelerated depreciation for internally used software and $874,000 to write off fixed assets that we no longer utilized.

Amortization of goodwill and other intangible assets.    There was no amortization of goodwill and other intangible assets in fiscal 2004 or fiscal 2003 because all goodwill and other intangibles assets were written off in fiscal 2002. Amortization of goodwill and other intangible assets was $20.8 million in fiscal 2002.

Restructuring and other

In fiscal 2004, we increased our reserves for vacated facilities resulting in a restructuring charge of $2.6 million. This charge reflects an increase of $2.9 million in net lease commitments to incorporate our current assessment of sublease opportunities for vacated facilities, offset by a $0.1 million decrease in the reserve for dissolving certain inactive subsidiaries. Revisions to our estimated liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the time and amounts of sublease rental income, change from previous estimates.

In fiscal 2003, we implemented a restructuring program that reduced our workforce by approximately 147 employees. These headcount reductions affected all of our functional groups. We recorded $3.9 million in severance costs, of which $1.0 million related to the severance and related charges for our former chief executive officer and former executive vice president of planning and strategy. We also retired $8.6 million in property and equipment in connection with vacating certain facilities.

We also vacated certain facilities and terminated certain leases, including the lease for a significant facility in Redwood City, California. The $23.0 million in net lease commitments on vacated leases recorded in fiscal 2003 includes $21.8 million related to the termination of the Redwood City lease. The $21.8 million in termination costs include lease termination payments of $7.4 million, the release to the landlord of cash securing a $5.9 million letter of credit that was previously classified as restricted cash, the release of a $2.9 million security deposit and $5.6 million in estimated fair value for a warrant for 1,445,000 shares of common stock with an exercise price of $0.001. We also recorded a $2.2 million credit in net lease commitment costs related to previously recorded deferred rent relating to the lease. The estimated fair value of the warrant was determined using the Black-Scholes options pricing model with a contractual life of five years, risk-free interest rate of 1.70%, volatility of 150% and expected dividend of 0%. Our future liabilities under the Redwood City lease prior to our termination were approximately $121.7 million.

In fiscal 2003, we took a number of other actions under our restructuring program. We terminated a facility lease in Danville, California. Our future liabilities under this lease, net of estimated sublease income prior to termination, approximated $2.7 million. We also recorded $346,000 relating to lease payments for computer equipment and car leases that were no longer being utilized as a result of the reductions in headcount. We recorded a credit of $812,000 for the value of 40,518 escrow shares of our common stock recovered from escrow accounts in which such shares had been placed in conjunction with the acquisitions of ABT Corporation, bSource, Inc., Proamics Corporation and 600 Monkeys Inc. in fiscal 2001. We also recorded a credit of $1.2 million for the adjustment of stock-based compensation expenses related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

In fiscal 2002, we initiated a restructuring program and reduced our workforce by approximately 665 employees and recorded $7.5 million in severance and related charges. These reductions in workforce affected all our functional groups. We vacated 17 leased facilities and recorded $11.0 million in net lease commitment costs. We also recorded $11.8 million in loss on retirement of property and equipment and other assets, including a $1.7 million write-off of prepaid expenses associated with a consulting service arrangement due to the reduction in headcount. We recorded an additional $725,000 in other exit costs to terminate this consulting service arrangement, of which $225,000 represents the value of 300,000 shares of common stock that we issued as part of this termination agreement. We recorded a credit of $8.6 million for the adjustment of stock-based compensation expenses related to the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

Stock-based compensation.    Amortization of stock-based compensation was $293,000, $(3.6) million, and $14.4 million in fiscal 2004, 2003 and 2002, respectively. As a result of a stock option exchange program we initiated in May 2003, we no longer incur stock-based compensation for approximately 298,000 previously repriced options. Repriced options that were not tendered pursuant to the stock option exchange program are still subject to stock based compensation charges to the extent of our common stock price on the last day of a quarter. We had approximately 70,000 repriced but not tendered options outstanding as of January 31, 2004. The stock-based compensation recorded during fiscal 2004 was primarily related to these options based on the stock price of $9.65 at the end of January 31, 2004. The recovery of stock-based compensation in fiscal 2003 was attributable to these repriced options, which resulted in a $4.8 million recovery of stock-based compensation in fiscal 2003. This was offset by $1.2 million in other stock-based compensation.

Stock-based compensation by functional group for the years ended January 31, 2004, 2003 and 2002 are as follows (in thousands):

	Years Ended January 31,
	2004	2003	2002
Services	$130	$(288)	$1,129
Sales and marketing	15	(1,761)	5,042
Research and development	52	(1,541)	5,844
General and administrative	96	(57)	2,387

	$293	$(3,647)	$14,402

Interest and Other Income, Net

The following table sets forth our interest and other income, net for fiscal 2004, 2003 and 2002 (in thousands, except for percentages):

	Years Ended January 31,			% Change	% Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Interest income and other, net	$395	$5,938	$2,792	(93)%	113%
Interest expense	(140)	(202)	(324)	(31)%	(38)%

	$255	$5,736	$2,468	(96)%	132%

Interest income and other income (expense), net.    Interest income and other income, net, consist of interest income and other non-operating income and expenses. Interest income and other income, net was $0.4 million, $5.9 million, and $2.8 million in fiscal 2004, 2003 and 2002, respectively. The net decrease of $5.5 million, or 93%, in fiscal 2004 from fiscal 2003, was primarily attributable to the $5.0 million proceeds from a legal settlement payment to us in fiscal 2003, and less interest income as a result of lower invested cash balances. The net increase in fiscal 2003 from fiscal 2002 was primarily attributable to the $5.0 million proceeds from a legal settlement payment to us in fiscal 2003, offset in part by lower interest income as a result of lower invested cash balances.

Interest expense.    Interest expense was $140,000, $202,000, and $324,000 in fiscal 2004, 2003 and 2002, respectively. Interest expense decreased 31% and 38% in fiscal 2004 from fiscal 2003 and fiscal 2003 from fiscal 2002, respectively. These decreases were primarily attributable to reduced balances on capital leases and other outstanding loans.

Related Party Transactions

In connection with the initial closing of the private placement on February 2003, our board of directors appointed Matt Miller, a managing partner of Walden VC, to our board of directors. Mr. Miller’s ownership holdings include 1,000 shares of common stock held under his name, 1,618,179 shares of common stock and warrants to purchase 202,272 shares of common stock held by Walden VC II, L.P. and 146,527 shares of common stock and warrants to purchase 18,316 shares of common stock held by Walden VC II-Side, L.P. Mr. Miller is a managing member of Walden VC, LLC, the general partner of Walden VC II, L.P. and Walden VC II-Side L.P. Mr. Miller disclaims beneficial ownership to the shares held by such funds except to the extent of his pecuniary interest therein.

Terence Garnett and Katrina A. Garnett participated in the private placement which was completed on April 11, 2003. As a result of their participation, their ownership holdings include 464,323 shares of common stock held by the Garnett Family Trust; 7,538 shares of common stock held by Mr. Garnett; and 294,177 shares of common stock and warrants to purchase 36,765 shares of common stock held by Katrina A. Garnett.

Ravi Chiruvolu is a member of our board of directors who has participated in the private placement which was completed on April 11, 2003. There are 38,847 shares of common stock held by Mr. Chiruvolu.

In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, who is now its chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from the officer for $675,000, the fair market value of the common stock at that time, and the officer used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of the Officer. On March 16, 2003, the Officer made a $150,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, the Officer made a $120,000 payment against this loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000. On March 15, 2004, the Officer made a payment in the amount of $190,000 against his loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $242,000. On April 4, 2004, the Officer made a final payment of $243,000 to repay the entire loan. As of April 4, 2004, there is no outstanding principal and interest owed on this loan.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital in our business. As of January 31, 2004, and January 31, 2003, we had cash and cash equivalents of $23.2 and $16.7 million, respectively. We also had restricted cash as of January 31, 2004 in the amount of $1.1 million in the form of a certificate of deposit securing a letter of credit for a leased facility. As of January 31, 2003, we had restricted cash in the amount of $1.3 million in the form of certain certificates of deposit securing letters of credit for two leased facilities. We had bank borrowings under a line of facility credit of $4.3 million as of January 31, 2004 which was repaid in February 2004. We had bank borrowings under a term loan of $4.8 million as of January 31, 2003, of which $250,000 plus interest was repaid in March 2003 and $250,000 plus interest was repaid in June 2003. As of January 31, 2004, we had working capital of $10.5 million, compared to working capital of $1.2 million as of January 31, 2003, and working capital of $11.0 million as of January 31, 2002. The increase in working capital as of January 31, 2004 from January 31, 2003 was primarily attributable to $10.2 million in net proceeds from a private placement. The decrease in working capital as of January 31, 2003 from January 31, 2002 was primarily related to the repayment in full of the outstanding bank borrowings of $27.00 million in fiscal 2003. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months. As of January 31, 2004, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results”.

In February 2003, we entered into a common stock and warrant purchase agreement with various investors led by Walden VC, providing for the issuance of 3,088,230 shares of our common stock at a price of $3.35 per share and warrants to purchase 386,034 shares of common stock at a price of $0.40 per share in a connection with a private placement. The warrants have an exercise price of $3.40. In February 2003, we issued 1,549,735 shares of our common stock and warrants to purchase 193,720 shares of common stock in connection with initial closing of this private placement. In April 2003, upon the approval from our stockholders, we issued the remaining 1,538,495 shares of our common stock and warrants to purchase 192,314 shares of common stock in connection with the subsequent closing of this private placement. Total net proceeds from the private placement approximated $10.2 million.

Net cash used in operating activities was $4.0 million, $23.9 million and $73.9 million in fiscal 2004, 2003 and 2002, respectively. Net cash used in operating activities in fiscal 2004 was primarily attributable to decreases in accrued restructuring of $3.6 million, and decreases in accounts payable of $2.1 million, offset in part by depreciation expense of $1.6 million. Net cash used in operating activities in fiscal 2003 was primarily attributable to a net loss of $37.8 million and a decrease in accrued liabilities of $8.0 million primarily attributable to a decrease in short-term accrued restructuring reserves, offset in part by non-cash restructuring charges, and a decrease in accounts receivable, depreciation expenses and prepaid expenses and other current assets. Net cash used in operating activities in fiscal 2002 was primarily attributable to a net loss of $291.5 million, offset in part by impairment charges, amortization of goodwill and other intangible assets, restructuring charges, stock-based compensation, provision for doubtful account receivable and a decrease in net accounts receivable.

Net cash provided by investing activities was $349,000, $11.0 million and $32.3 million in fiscal 2004, 2003 and 2002, respectively. Net cash provided by investing activities was $349,000 in fiscal 2004, was primarily attributable to $255,000 of proceeds received from deposits and other assets, and $229,000 releases of restricted cash, partially offset by $175,000 to purchase property and equipment. Net cash provided by investing activities in fiscal 2003 was primarily attributable to releases of investments for restricted cash, offset in part by purchases of property and equipment. Net cash provided by investing activities in fiscal 2002 was primarily attributable to net sales and maturities of short-term investments, offset in part by purchases of property and equipment.

Net cash provided by (used in) financing activities was $9.7 million, $(22.1) million, and $(251,000) in fiscal 2004, 2003 and 2002, respectively. Net cash provided by financing activities in fiscal 2004 was primarily attributable to $10.2 million of net proceeds from the issuance of common stock and warrants in connection with the 2003 private placement, offset by $500,000 net repayments of bank borrowings. Net cash used in financing activities in fiscal 2003 was primarily attributable to net repayment of a bank line of credit, offset in part by proceeds from a bank term loan. Net cash used in financing activities in fiscal 2002 was primarily attributable to treasury stock repurchased in the open market and repayment of debt and capital lease obligations, offset by net proceeds from a bank line of credit and issuance of common stock.

In fiscal 2003, we terminated a lease for a significant facility in Redwood City, California. We entered into the lease for this facility in March 2000. The lease term commenced upon possession of the facility in August 2001 and had a term of 15 years. Prior to its termination, the agreement required us to hold a letter of credit drawable by the lessor totaling approximately $5.9 million and $2.9 million in security deposits. We vacated this facility in July 2002 and terminated the lease on October 31, 2002. The total termination costs amounted to $21.8 million, offset by $2.2 million for the reversal of previously recorded deferred rent. Our future commitments under the Redwood City lease prior to the termination were approximately $121.7 million. As of February 2003, we had paid all termination costs related to this lease.

In September 2002, we entered into a term loan for $5.0 million from a financial institution. The term loan was secured by our tangible and intangible assets, accrued interest at 7.50% per annum and matures on February 15, 2004. On July 23, 2003, we repaid the entire balance of the bank term loan outstanding as of such date plus accrued interest.

On July 18, 2003, we entered into a $5.0 million line of credit with the same financial institution. The line of credit is secured by our tangible and intangible assets, accrues interest at prime rate plus 0.5% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalents balance equal to or at least 1.25 times the outstanding principal line balance at each month end, 2) minimum liquidity of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges and stock-based compensation) for the period from May 1, 2003 to April 30, 2004. The Company was compliant with all covenants as of January 31, 2004. We had borrowings of $4.3 million as of January 31, 2004, which was repaid in February 2004.

In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipment from the vendor under a capital lease. At January 31, 2004, equipment held under the lease was $165,000.

We regularly review the estimates for sublease income and to the extent that these estimates change due to changes in market condition, the ultimate restructuring payments could vary by material amounts. We have working capital of $10.5 million as of January 31, 2004. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months based on, among other things, our current revenue and expense projections. However, we may require additional financing in the future. If we were unable to raise capital in the event of ongoing losses and depletion of our available cash resources, the absence of funding would have a material adverse effect on our business. If we issue additional equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of credit (a)	$4,250	$4,250
Operating leases (b)	$21,201	4,820	7,338	4,983	4,060
Sublease income (b)	$(9,630)	(1,480)	(3,375)	(2,610)	(2,165)
Purchase orders	$1,684	1,186	498

Net contractual obligations	$17,505	$8,776	$4,461	$2,373	$1,895

(a)	Based on the terms of the July 18, 2003 line of credit financing as discussed in Note 9 to the Consolidated Financial Statements.

(b)	Lease payments above, net of estimated sublease income, relating to facilities that we have either vacated or terminated pursuant to our restructuring program, amounted to $1.4 million, $1.3 million, $1.2 million, $1.1 million and $967,000 the twelve months ended January 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.9 million thereafter. Sublease income includes estimated sublease income for restructured facilities in the amount of $756,000, $1.5 million, $1.6 million, $1.4 million, and $1.2 million for the twelve months ended January 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $2.2 million thereafter.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In the case of such an adverse effect, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment. The risk and uncertainties described below are not the only ones we face.

Until fiscal 2004, we experienced losses each year since inception, and we could experience losses in the future.

We were incorporated in January 1998 and began licensing our software in December 1998. Until fiscal 2004, our first profitable year, we experienced losses each year since inception. As a result of these losses, we had an accumulated deficit of $499.6 million as of January 31, 2004. Although our financial results improved substantially in fiscal 2004, these improvements may not continue, and we may incur losses in the future. Additional losses would materially and adversely affect our ability to make the investments necessary to execute on our business plan.

Our quarterly financial results have fluctuated significantly in the past, and may fluctuate significantly in the future.

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. For example, in the quarter ended October 31, 2003, we completed a significant licensing transaction which favorably impacted our operating results. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter due to traditional buying patterns in the software industry in which customers often defer purchases until the third month of a vendor’s fiscal quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the renewal or non-renewal of annual maintenance contracts by our customers, especially the renewal or non-renewal of annual maintenance contracts on legacy products which continue to represent a material portion of our maintenance revenue;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	variability in the mix of our product and services revenue in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business;

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated;

•	the application of variable accounting to stock options that were previously repriced but not exchanged by our employees pursuant to our stock option exchange program; and

•	changes in foreign exchange rates.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors with regard to future operating results, the price of our common stock would likely decline.

We experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.

We experience seasonality in the licensing of our products and sales of our services. For example, revenue historically has been lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that revenues in European markets may decline during July, the last month of our second fiscal quarter, and August, the first month of our third fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

Intense competition in our market is highly competitive which could make it difficult for us to attract customers, cause us to reduce prices, and result in poor operating results

The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house developments and IT organizations. The primary competitive factors include product functionality, ease of implementation, ability to support large distributed user groups and meet other enterprise requirements, price and worldwide sales, support and professional services capabilities. Some of our competitors include:

•	privately-held providers of project management, portfolio management and professional services automation software; and

•	publicly-held software companies such as Lawson, Mercury Interactive, Microsoft, Oracle, PeopleSoft, and SAP.

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

Implementation of our products may be costly and time-consuming, and customers may become dissatisfied with the implementation time, expense or requirements, which could adversely affect market acceptance of our products.

Implementation of our products may be costly and time-consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or resources than they expected. Additionally, our financial results would be adversely impacted if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time consuming and expensive and could lead to customer dissatisfaction and increased expenses. In the event that customers become dissatisfied with this process, our reputation may be harmed and the acceptance of our products by the market may decrease.

Our products may contain undetected defects and errors which could result in loss of or delay in revenue, failure to achieve market acceptance, or increased costs and other liabilities.

Products as complex as those we offer may contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products. Such errors could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with our current and prospective customers. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and increased costs to correct errors, any of which could adversely affect our operating results.

Defects or errors could also result in tort or warranty claims. Warranty disclaimers and liability limitation clauses in our customer agreements may not be enforceable. Furthermore, our errors and omissions insurance may not adequately cover us for claims. If a court were to refuse to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our operating results could be adversely affected.

Because a significant portion of our revenues comes from our international operations, we are subject to risks inherent in doing business in foreign countries that could adversely affect our results of operations.

International revenue represented 42% of our total revenue for fiscal 2004, making international activities a significant part of our business. Accordingly, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where, we sell our products in denominations other than U.S. dollars, such as in the United Kingdom and the euro zone or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry.

Rapidly changing technology and standards may impede market acceptance of our products and services. Our business relies primarily on our licensing the rights to our products, particularly Clarity, and their components. Clarity has been designed based upon currently prevailing technologies such as hypertext markup language (HTML), extensible markup language (XML), extensible stylesheet language (XSL), Java Two Platform Enterprise Edition (J2EE), secure sockets layer (SSL), and Simple Object Access Protocol (SOAP). If new technologies emerge that are incompatible with of our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to new technologies.

Additionally, we design our products to work with databases such as Oracle Database Server and SQL Server and operating systems such as Sun Solaris, Microsoft Windows, AIX, HP UX and application servers such as Orion, Weblogic, and Websphere. Any changes to those products or increasing popularity of other products might require us to modify one or both of our products or services and could cause us to delay releasing future products and enhancements. As a result, the timing and nature of new product introductions or product modifications, and increases and decreases in the market acceptance of these products, could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products, all of which could adversely affect our operating results.

If we are unable to protect and enforce our intellectual property rights, our competitors might be able to use our technologies to develop their own products, which would harm our ability to compete.

We regard substantial elements of our products as proprietary and any steps we take to protect our intellectual property may be inadequate, time-consuming, and expensive. We may make efforts to protect them, however we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could significantly harm our business and our ability to compete. For example, notwithstanding the security systems in place in 2002, Business Engine Corporation, a competitor, entered our network and misappropriated sales and development documents. As a result of this intrusion, we pursued litigation against Business Engine. While this litigation resulted in the payment to us by Business Engine of $5 million and an agreement by Business Engine to have its products monitored by a third party for a year, it also required us to devote management time and expense to prosecute the litigation against Business Engine.

We rely to a large degree on copyright laws with respect to our software, but we have not made any copyright registration with any government entity with respect to our products. Although registration is not required to obtain protection under copyright laws, our failure to register may limit our ability to seek certain remedies available under such laws. Currently, we have one issued patent and other patent applications pending. Our current patent and patents that may be issued in the future may not provide us with competitive advantages over, or may be challenged by third parties. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

There are numerous patents involving software and technology related to our products and services held by various third parties. From time to time, in the past we have and in the future we expect to receive notices of potential infringement from third parties demanding that we cease any infringement and inviting us to take a license in order to continue marketing our products. If we were to infringe the patents of others, we may be require to obtain a license, which could be costly.

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

Our standard product licenses provide that we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. There has been an increasing number of software patents issued, and this increased issuance rate heightens the likelihood of infringement claims. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties, or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all. If we are unable to license our technology, we would be unable to support our operations which would significantly harm our business.

Provisions of Delaware law and our certificate of incorporation and bylaws, certain voting agreements and the concentration of stock ownership could delay or prevent a change of control, even if doing so would benefit our stockholders.

Provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control, even if a change in control would presumably be beneficial to our stockholders. Relevant provisions include those:

•	authorizing the issuance of preferred stock without stockholder approval;

•	requiring two-thirds of the outstanding shares to approve amendments to some provisions of our certificate of incorporation and bylaws;

•	requiring a majority of the stockholders to call stockholders meetings; and

•	prohibiting stockholder actions by written consent.

In addition, Farzad and Rhonda Dibachi, our former chief executive officer and executive vice president of strategy and planning, and Limar Realty Corp. #30, the landlord for a significant facility whose lease we terminated in fiscal 2003, have entered into voting agreements in which they have agreed, in the case of the Dibachis, to vote as recommended unanimously by the board and, in the case of Limar, to vote as recommended by the board or in the same proportion as other votes cast on a given matter (excluding votes by the Dibachis). These provisions could delay or prevent an attempt to replace or remove our management and may make it more difficult for another party to take over our company without the approval of our board.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and market our products in North America, Europe and Asia. Approximately 42% of our total revenue was in currencies other than U.S. dollars in fiscal 2004. Accordingly, our financial results have been and will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our exposures to foreign exchange rate fluctuations also arise from intercompany accounts with our foreign subsidiaries which are typically denominated in the currency of the foreign subsidiary. We currently do not use financial instruments to hedge operating expenses of our foreign subsidiaries. In the second quarter of fiscal 2004, we started hedging our intercompany accounts denominated in foreign currency. We will continue to assess the need to further utilize financial instruments to hedge currency exposures on an ongoing basis.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposit and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We do not believe that we have interest rate exposure on our line of credit because of the short term nature of the borrowings. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position and results of operations.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

of Niku Corporation:

We have audited the accompanying consolidated balance sheets of Niku Corporation and subsidiaries (the “Company”) as of January 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niku Corporation and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ KPMG LLP

Mountain View, California

February 20, 2004, except as to Note 11 which is as of April 4, 2004.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	January 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$23,200	$16,670
Current portion of restricted cash	—	229

Total cash, cash equivalents and current portion of restricted cash	23,200	16,899

Accounts receivable, net of allowances of $797 and $999 as of January 31, 2004 and 2003, respectively	7,794	7,211
Prepaid expenses and other current assets	2,345	1,687

Total current assets	33,339	25,797
Restricted cash	1,108	1,108
Property and equipment, net	1,281	2,515
Deposits and other assets	888	1,143

Total assets	$36,616	$30,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$320	$2,422
Accrued liabilities	7,075	6,180
Accrued restructuring	1,812	5,550
Current portion of long-term obligations	4,371	1,051
Deferred revenue	9,305	9,375

Total current liabilities	22,883	24,578

Long-term accrued restructuring	6,430	6,209
Long-term obligations, less current portion	108	3,750

Total liabilities	29,421	34,537

Commitments and Contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 60,000,000 shares authorized as of January 31, 2004 and 2003; 12,581,516 shares issued and 11,961,832 shares outstanding as of January 31, 2004; 9,380,760 shares issued and 8,761,076 shares outstanding as of January 31, 2003	1	1
Treasury stock, at cost: 619,684 shares as of January 31, 2004 and 2003	(5,057)	(5,057)
Additional paid-in capital	511,503	500,981
Deferred stock-based compensation	(2)	(107)
Accumulated other comprehensive income (loss)	356	(69)
Accumulated deficit	(499,606)	(499,723)

Total stockholders’ equity (deficit)	7,195	(3,974)

Total liabilities and stockholders’ equity (deficit)	$36,616	$30,563

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended January 31,
	2004	2003	2002
Revenue:
License	$18,532	$18,712	$31,974
Services	27,178	29,698	35,492

Total revenue	45,710	48,410	67,466

Cost of revenue:
License	639	977	8,178
Services	11,758	12,762	24,407
Impairment of developed and core technologies	—	—	15,906
Impairment of licensed technology	—	—	9,386

Total cost of revenue	12,397	13,739	57,877

Gross profit	33,313	34,671	9,589

Operating expenses:
Sales and marketing	16,507	23,102	70,927
Research and development	7,498	11,896	34,856
General and administrative	6,505	8,434	15,205
Asset impairment and other	—	500	123,017
Amortization of goodwill and other intangible assets	—	—	20,843
Restructuring and other	2,648	37,916	24,353
Stock-based compensation	293	(3,647)	14,402

Total operating expenses	33,451	78,201	303,603

Operating loss	(138)	(43,530)	(294,014)
Interest income and other, net	395	5,938	2,792
Interest expense	(140)	(202)	(324)

Net income (loss)	$117	$(37,794)	$(291,546)

Basic net income (loss) per share	$0.01	$(4.96)	$(39.20)

Weighted average common shares outstanding used in computing basic net income (loss) per share	11,560	7,618	7,437

Diluted net income loss per share	$0.01	$(4.96)	$(39.20)

Weighted average common shares outstanding used in computing diluted net income (loss) per share	11,886	7,618	7,437

Comprehensive income (loss):
Net income (loss)	$117	$(37,794)	$(291,546)
Foreign currency translation adjustments	425	158	(225)
Unrealized (loss) gain on short-term investments	—	—	(26)

Comprehensive income (loss)	$542	$(37,636)	$(291,797)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2001	7,667,187	$1	—	$—	$513,469	$(19,365)	$(5,353)	$24	$(170,383)	$318,393

Components of comprehensive loss:
Net Loss									(291,546)	(291,546)
Unrealized loss on short-term investments								(26)	—	(26)
Foreign currency translation adjustment								(225)	—	(225)
Issuance of common stock in connection with the exercise of employee stock options	87,397	—	—	—	551	—	—	—	—	551
Issuance of common stock in connection with the acquisition of ABT Corporation	46,228	—	—	—	314	—	—	—	—	314
Issuance of common stock in connection with employee stock purchase plan	42,559	—	—	—	1,244	—	—	—	—	1,244
Issuance of common stock in connection with restructuring activities	30,000	—	—	—	225	—	—	—	—	225
Repurchase of common stock in open market	—	—	(454,166)	(3,570)	—	—	—	—	—	(3,570)
Repurchase of common stock in settlement of notes receivable from stockholders	(43,808)	—	—	—	(3,546)	—	3,546	—	—	—
Repurchase of common stock	(10,938)	—	—	—	(11)	—	—	—	—	(11)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	—	248	—	—	248
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	141	—	—	141
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	19,403	(19,403)	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(17,624)	9,041	—	—	—	(8,583)
Amortization of stock-based compensation	—	—	—	—	—	14,402	—	—	—	14,402

Balances as of January 31, 2002	7,818,625	$1	(454,166)	$(3,570)	$514,025	$(15,325)	$(1,418)	$(227)	$(461,929)	$31,557

Components of comprehensive loss:
Net Loss									(37,794)	(37,794)
Foreign currency translation adjustment								158	—	158
Issuance of common stock in connection with the exercise of employee stock options	52,973	—	—	—	286	—	—	—	—	286
Issuance of common stock in connection with employee stock purchase plan	21,741	—	—	—	100	—	—	—	—	100
Issuance of common stock in connection with exercise of warrant	1,446,000	—	—	—	11	—	—	—	—	11
Issuance of common stock in connection with the acquisition of ABT Corporation (See Note 16)	40,000	—	—	—	872	—	—	—	—	872
Issuance of common stock in connection with the settlement with former employees of Proamics (See Note 16)	4,841	—	—	—	37	—	—	—	—	37
Repurchase of common stock in settlement of notes receivable from stockholder (See Note 12)	—	—	(125,000)	(675)	—	—	1,349	—	—	674
Recovery of escrow shares from acquisitions	—	—	(40,518)	(812)	—	—	—	—	—	(812)
Issuance of warrants in connection with restructuring activities (See Note 4)	—	—	—	—	5,677	—	—	—	—	5,677
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	69	—	—	69
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	(18,666)	18,666	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(1,820)	658	—	—	—	(1,162)
Amortization of stock-based compensation	—	—	—	—	459	(4,106)	—	—	—	(3,647)

Balances as of January 31, 2003	9,384,180	1	(619,684)	(5,057)	500,981	(107)	—	(69)	(499,723)	(3,974)

Components of comprehensive income:
Net Income									117	117
Foreign currency translation adjustment								425	—	425
Issuance of common stock in connection with the exercise of employee stock options	105,644	—	—	—	151	—	—	—	—	151
Issuance of common stock and warrants in connection with private placement, net of financing costs of $336,722	3,088,230	—	—	—	10,163	—	—	—	—	10,163
Issuance of common stock in connection with consulting services provided	3,462	—	—	—	20	—	—	—	—	20
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	188	(188)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	293	—	—	—	293

Balances as of January 31, 2004	12,581,516	$1	(619,684)	$(5,057)	$511,503	$(2)	$—	$356	$(499,606)	$7,195

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$117	$(37,794)	$(291,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,646	3,429	5,424
Amortization of goodwill and other intangible assets	—	—	27,333
Amortization of stock-based compensation	293	(3,647)	14,402
Impairment of licensed technology	—	—	8,536
Restructuring and other	85	14,370	14,863
Impairment of developed and core technologies	—	—	15,906
Asset impairment and other	—	500	123,017
Provision for doubtful accounts receivable	368	59	9,010
Issuance of stock for service	20	—	—
Gain on sale of property and equipment	(14)	—	—
Forgiveness of notes receivable from stockholder		116	248
Interest forgiven (accrued) on notes receivable from stockholders	—	(46)	141
Changes in operating assets and liabilities:
Accounts receivable	(951)	5,492	18,373
Prepaid expenses and other current assets	(658)	3,387	2,572
Accounts payable	(2,102)	(857)	(5,882)
Accrued liabilities	895	(8,019)	(7,672)
Accrued restructuring	(3,602)	685	(342)
Deferred revenue	(70)	(1,528)	(8,264)

Net cash used in operating activities	(3,973)	(23,853)	(73,881)

Cash flows from investing activities:
Purchases of property and equipment	(175)	(2,493)	(13,457)
Proceeds from sale of property and equipment	40	—	—
Purchases of short-term investments	—	—	(21,171)
Sales and maturities of short-term investments	—	—	66,364
Releases of investments for restricted cash	229	13,089	—
Deposits and other assets	255	359	533

Net cash provided by investing activities	349	10,955	32,269

Cash flows from financing activities:
Proceeds from issuance of common stock	151	397	1,795
Proceeds from issuance of common stock and warrants in connection with private placement	10,163	—	—
Treasury stock repurchased	—	—	(3,570)
Repurchase of common stock	—	—	(11)
Proceeds (repayment) from bank line of credit, net		(27,000)	2,000
Proceeds from (repayments of) bank borrowings, net	(500)	4,750	—
Repayment of debt and capital lease obligations	(85)	(210)	(465)

Net cash provided by (used in) financing activities	9,729	(22,063)	(251)

Net increase (decrease) in cash and cash equivalents	6,105	(34,961)	(41,863)
Effect of exchange rate changes	425	46	(225)
Cash and cash equivalents, beginning of year	16,670	51,585	93,673

Cash and cash equivalents, end of year	$23,200	$16,670	$51,585

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$138	$143	$309

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$—	$675	$3,546

Deferred stock-based compensation	$188	$4,106	$19,403

Reversal of deferred stock-based compensation	$—	$18,666	$—

Write-off of property and equipment to goodwill	$—	$—	$1,858

Reversal of stock-based compensation due to employee terminations	$2	$658	$9,041

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

Niku Corporation (Niku or the Company) was incorporated in Delaware on January 8, 1998. Niku designs, develops and markets IT Management and Governance software for large enterprises.

Prior to fiscal 2003, the Company had a fiscal year that ended on the Saturday preceding January 31. In the first quarter of fiscal 2003, the Company changed its fiscal calendar to a calendar month end so fiscal 2003 ended on January 31, 2003. For presentation purposes, the financial statements and notes for the twelve months ended January 31, 2002 refer to the period’s calendar month end.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, restructuring, depreciation and amortization, sales returns, taxes, impairment, accrued liabilities and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts has been restated within this Form 10-K to reflect the reverse stock split.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government notes and bonds and corporate notes and bonds and certificates of deposit.

Derivatives Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. Derivative transactions are restricted to foreign currency hedges and interest rate swaps. The Company did not hold any derivative financial instruments for trading or speculative purposes as of and for fiscal 2004, 2003 and 2002.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the shorter of the lease term or the useful life. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment held under capital leases are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

Impairment of Long-lived Assets and Other Assets

The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) . SFAS 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The recoverability of an asset is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds it estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed are separately presented in the balance sheet and reported at the lower of the amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Revenue Recognition

The Company derives its revenue principally from licenses of its products, maintenance and support, and delivery of implementation services. The Company offers its products primarily through its direct sales force. The Company also offers its products indirectly through certain channel partners.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customers. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment or electronic delivery of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance if required by the terms of the contract. If undelivered features or services exist in an arrangement and are essential to the functionality of the delivered product, revenue is recognized when these features or services are delivered. If there are sales to channel partners, they are recognized upon sell-through to the end-user customer.

The fee is fixed or determinable.    The Company negotiates the fees for its products at the outset of an arrangement. In these arrangements, the majority of the licenses are perpetual and related fees are nonrefundable. The fees are generally due within six months or less. The Company considers fees relating to arrangements with payment terms extending beyond six months not to be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.

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

Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implementation services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support services and implementation services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. The Company sells its implementation services separately and has established VSOE on that basis.

Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Our software products are fully functional upon delivery and do not require significant modifications. The customer may implement using its own resources or obtain the services of other implementation service organizations to provide these services. Therefore, the Company’s implementation services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the implementation services is generally recognized as services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled $940,000, $627,000 and $4.4 million in the years ended January 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans in accordance with APB No. 25 and FASB Interpretation No. 44 (FIN 44), which is an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock based compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The resulting stock-based compensation is amortized over the term of the stock option, generally four years, using the method described in FASB Interpretation No. 28. The amortization of stock-based compensation is attributable to the following functional groups (in thousands):

	Years Ended January 31,
	2004	2003	2002
Services	$130	$(288)	$1,129
Sales and marketing	15	(1,761)	5,042
Research and development	52	(1,541)	5,844
General and administrative	96	(57)	2,387

	$293	$(3,647)	$14,402

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the intrinsic-value method used by the Company to account for its employee stock-based compensation, no compensation cost has been recognized for any of stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31,1998 through February 28, 2000 and stock options repriced in November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and in November 2001, the Company recorded deferred stock compensation for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock, and such difference is being amortized over the vesting period, consistent with the method described in FASB Interpretation No. 28.

Had compensation costs been recorded by the Company in its consolidated statements of operations in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net loss and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended January 31,
	2004	2003	2002
Net income (loss), as reported	$117	$(37,794)	$(291,546)
Add: Stock-based employee compensation expenses included in reported net loss, net of related tax effects	293	(3,647)	14,402

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,304)	(25,169)	(16,607)

Pro forma net loss	$(2,894)	$(66,610)	$(293,751)

Income (loss) per share:
Basic and diluted — as reported	$0.01	$(4.96)	$(39.20)

Basic and diluted — pro forma	$(0.24)	$(8.74)	$(39.50)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model after the Company’s initial public offering (IPO), with no expected dividends and the following weighted-average assumptions:

	Employee Stock Options Granted
	Years Ended January 31,
	2004	2003	2002
Expected life (years)	3.06	2.00	3.00
Risk-free interest rate	2.11%	1.70%	3.67%
Volatility	141%	158%	150%

The weighted average fair value per share of options granted was $3.04, $3.27, and $12.10 per share in the years ended January 31, 2004, 2003 and 2002, respectively.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of purchase rights under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for shares issued in the year ended January 31, 2004, 2003 and 2002, respectively:

Employee Stock Purchase Plans
Years Ended January 31,
2004	2003	2002
—	1.25%	1.25
—	1.70%	2.22%
—	158%	150%

The weighted average fair value of purchase rights granted under the Employee Stock Purchase Plan was $0, $3.56 and $21.80 per share in the years ended January 31, 2004, 2003 and 2002, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject. Diluted net income (loss) per share is computed by dividing net income by the sum of weighted-average number of shares of common stock outstanding and, the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, and shares issuable upon exercise of stock warrants. using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Years Ended January 31,
	2004	2003	2002
Numerator:
Net income (loss)	$117	$(37,794)	$(291,546)
Denominator:
Denominator for basic income per share — Weighted average shares outstanding	11,560	7,618	7,437
Employee stock options and other	326	—	—
Denominator for diluted income per share — Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	11,886	7,618	7,437

Basic income (loss) per share	$0.01	$(4.96)	$(39.20)
Diluted income (loss) per share	$0.01	$(4.96)	$(39.20)

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in thousands):

	Years Ended January 31,
	2004	2003	2002
Shares issuable under stock options	2,366	1,497	1,490
Shares of restricted stock subject to repurchase	—	—	31
Shares issuable under warrants	391	20	6

The weighted-average exercise price of options outstanding as of January 31, 2004, 2003 and 2002 was $6.19, $9.74 and $16.21 per share, respectively. No restricted stock subject to repurchase was outstanding as of January 31, 2004 and January 31, 2003. The weighted-average purchase price of restricted stock subject to repurchase as of January 31,2002 was $10.00 per share. The weighted-average exercise price of warrants as of January 31, 2004, 2003 and 2002 was $4.72, $27.18 and $96.80 per share, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes, in addition to net loss, foreign currency translation adjustments and unrealized gains or losses on short-term investments. Tax effects of the “other” components of comprehensive loss have not been material.

	Years Ended January 31,
	2004	2003	2002
Accumulated unrealized loss on short term investments	$—	$—	$(26)
Accumulated foreign currency translations adjustments	356	(69)	(201)

Accumulated other comprehensive income (loss)	$356	$(69)	$(227)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency of the country in which the respective subsidiary operates. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated balance sheet caption “Accumulated other comprehensive income.” Foreign currency transaction gains and losses are included in interest income and other income expense, net, and to date, have not been material.

Recent Accounting Pronouncements

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2003, FASB issued Interpretation No. 46, (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purposes entities. The adoption of FIN 46 had no effect on our consolidated financial position, results of operations or cash flows.

2.    Repricing and Exchange of Stock Options

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 14, 2003, we granted 598,842 new stock options under this stock option exchange program with an exercise price of $8.85, which was equal to the fair market value of our common stock on that date. As a result of this stock option exchange program, we are no longer incurring stock-based compensation for approximately 298,000 outstanding stock options that were previously repriced in November 2001 and subsequently cancelled on May 13, 2003. We will continue to incur stock-based compensation for outstanding stock options that were previously repriced in November 2001 and not tendered pursuant to the stock option exchange program to the extent the price of our common stock on the last day of a quarter. Based on the stock price of $9.65 at the end of January 31, 2004, we recorded approximately $145,000 of stock-based compensation charges in fiscal year 2004 relating to approximately 70,000 repriced but not tendered options. We also recorded $148,000 in amortization of other stock-based compensation charges not associated with the repriced option exchange program in fiscal 2004.

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

3.     Restructuring and Other

Fiscal 2004

In fiscal 2004, we increased our reserves resulting in a restructuring charge of $2.6 million related to $2.9 million in net lease commitments to reflect our current assessment of sublease opportunities for vacated facilities, offset by a $0.1 million decrease in the reserve for dissolving certain inactive subsidiaries. Revisions to our estimated liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the time and amounts of sublease rental income change from previous estimates. We will revise the estimated liability, if necessary.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents the restructuring activities in fiscal 2004 (in thousands):

	Accrued as of January 31, 2003	Restructuring and Other Charges in the Year Ended January 31, 2004	Reclassifications and Write Offs in the Year Ended January 31, 2004	Paid in the Year Ended January 31, 2004	Accrued as of January 31, 2004
Restructuring initiated in fiscal 2003
Severance	1,031	(5)	—	(1,026)	—
Net lease commitment costs on vacated facilities	3,635	656	(116)	(3,585)	590
Computer and car leases	303	5	—	(229)	79
Other exit costs	588	(218)	104	(120)	354
Restructuring initiated in fiscal 2002
Net lease commitment costs on vacated facilities	6,029	2,243	(73)	(980)	7,219
Other exit costs	173	(33)		(140)	—

	$11,759	$2,648	$(85)	$(6,080)	$8,242

The Company expects that of the restructuring and other charges accrued as of January 31, 2004, other exit costs, primarily related to legal and administrative costs for liquidation of various foreign subsidiaries, will be paid no later than May 2004, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

Fiscal 2003

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

In September 2003, the Company entered into an agreement to sublease the facility in New York for a term through April 20, 2005. The Company’s sublease income under this arrangement is approximately $1,072,000.

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

The table below represents the restructuring activities in fiscal 2003 (in thousands):

	Accrued as of January 31, 2002	Restructuring and Other Charges in the Year Ended January 31, 2003	Reclassifications and Write Offs in the Year Ended January 31, 2003	Paid in the the Year Ended January 31, 2003	Accrued as of January 31, 2003
Restructuring initiated in fiscal 2003
Loss on retirement of property and equipment and other assets no longer in use	$—	$9,684	$(9,907)	$223	$—
Severance	—	3,912	—	(2,881)	1,031
Net lease commitment costs on vacated facilities	—	23,015	(6,459)	(12,921)	3,635
Computer and car leases	—	346		(43)	303
Other exit costs	—	517	82	(11)	588
Stock-based compensation adjustment	—	(1,162)	1,162	—	—
Restructuring initiated in fiscal 2002
Severance	265	91	—	(356)	—
Net lease commitment costs on vacated facilities	10,666	2,437	(25)	(7,049)	6,029
Exit costs for business line	643	(169)	—	(301)	173
Other exit costs	424	57	(35)	(446)	—
Escrow shares adjustment	—	(812)	812	—	—

	$11,998	$37,916	$(14,370)	$(23,785)	$11,759

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    Asset Impairment and Other and Impairment of Licensed Technology

There were no asset impairment and other charges in fiscal 2004. There was an asset impairment in fiscal 2003 relating to a strategic equity investment made in April 2000. In April 2000, the Company purchased 75,000 shares of a private company’s common stock at $6.67 per share. The Company regularly performs an impairment assessment of this $500,000 investment. In performing an impairment assessment, the Company considers the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms of a proposed financing in fiscal 2003 which indicated that its price per share has dropped to $0.32 per share, the Company determined that the investment impairment was other than temporary and recorded such impairment in asset impairment and other charges in the accompanying consolidated statement of operations and comprehensive loss in fiscal 2003. The carrying value of the Company’s strategic equity investment was zero at January 31, 2003.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, the intangible asset should be separately recognized and amortized over its estimated useful life. The Company adopted SFAS No. 142 in fiscal 2003. The adoption of SFAS No. 142 did not have a material effect on the Company’s consolidated financial position or results of operations. To facilitate comparison with prior periods, the following table shows the Company’s results for fiscal 2004, 2003, and 2002, if goodwill and other intangible assets with indefinite useful lives were not amortized for those periods (in thousands, except per share data):

	Years Ended January,
	2004	2003	2002
Net income (loss), as reported	$117	$(37,794)	$(291,546)
Adjustment:
Amortization of goodwill and other intangible assets with indefinite useful lives	—	—	13,082

Net income (loss), as adjusted	$117	$(37,794)	$(278,464)

Basic and diluted net income (loss) per share, as reported	$0.01	$(4.96)	$(39.20)

Basic and diluted net income (loss) per share, as adjusted	$0.01	$(4.96)	$(37.44)

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Short-Term Investments

There were no short-term investments as of January 31, 2004 and January 31, 2003. Short-term investments as of January 31, 2002 consisted of $400,000 in government bonds and are included in the caption “Restricted Cash.”

6.    Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	January 31,
	2004	2003
Unbilled accounts receivable	$1,535	$1,315
Accounts receivable	7,056	6,895

	8,591	8,210
Allowance for doubtful accounts	(797)	(999)

	$7,794	$7,211

7.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31,
	2004	2003
Computer equipment and office equipment	$2,733	$3,298
Software	1,604	3,479
Furniture and fixtures	581	542
Leasehold improvements	173	171

	5,091	7,490
Accumulated depreciation and amortization	(3,810)	(4,975)

	$1,281	$2,515

8.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 31,
	2004	2003
Accrued compensation and related costs	$3,503	$2,495
Accrued sales/use, property and other taxes	745	1,351
Accrued legal and IT/facility costs	660	374
Accrued professional service costs	408	51
Other	1,759	1,909

	$7,075	$6,180

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Debt

The Company had a term loan for $5.0 million from a financial institution. The Company entered into this term loan in September 2002. The term loan was secured by the Company’s tangible and intangible assets, accrued interest at 7.50% per annum and matured on February 15, 2004. The Company was required to make quarterly payments of principal and interest on a five-year amortization schedule. The Company repaid $250,000 plus interest in December 2002, $250,000 plus interest in March 2003 and $250,000 plus interest in June 2003. On the maturity date, the remaining principal balance of $3.8 million was due. This term loan has certain financial covenants, including covenants requiring (1) cash on hand of $8.5 million as of January 31, 2003, (2) minimum revenue of $12.5 million for the quarter ended January 31, 2003, (3) operating expenses not to exceed $11.3 million for the quarter ended January 31, 2003 and (4) the ratio of cash and cash equivalents to outstanding balance of the term loan shall at all times be equal to 1.25 or higher. In January 2003, the Company and the financial institution agreed that the Company would not repay any portion of the term loan with the proceeds of a legal settlement received in December 2002. As of January 31, 2003, the Company was not in compliance with the minimum revenue covenant described above and in February 2003, the Company received a waiver for such covenant for the quarter ended January 31, 2003. The Company was compliant with all other covenants as of January 31, 2003. On July 23, 2003, the Company repaid $4.3 million for the balance of the bank term loan outstanding as of such date plus accrued interest.

On July 18, 2003, the Company entered into a $5.0 million line of credit with the same financial institution. The line of credit is secured by the Company’s tangible and intangible assets, accrues interest at prime rate plus 0.5% per annum (currently at 4.50%) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring 1) minimum cash and cash equivalents balance equal to or at least 1.25 times the outstanding principal line balance at each month end, 2) minimum liquidity of $10 million at the end of each fiscal quarter and 3) annual GAAP profitability of at least $1 (excluding restructuring charges and stock-based compensation) for the period from May 1, 2003 to April 30, 2004. As of January 31, 2004, the Company was in compliance with all financial convenants. The Company had borrowings of $4.3 million as of January 31, 2004, which were repaid in February 2004.

10.    Commitments and Contingencies

The Company’s principal executive office occupies approximately 37,247 square feet in Redwood City, California under a lease that expires in June 2005. We also occupy various other facilities in United States and Europe. The leases for these facilities expire at various dates through April 2009.

Rental expense was approximately $2.2 million, $7.0 million, and $12.5 million for the years ended January 31, 2004, 2003, and 2002, respectively.

Future minimum lease payments under noncancelable operating leases are as follows as of January 31, 2004 (in thousands):

Year Ended January 31,	Operating Leases	Sublease Income	Bank Borrowings	Total
2005	4,820	(1,480)	4,250	7,590
2006	4,137	(1,727)	—	2,410
2007	3,201	(1,648)	—	1,553
2008	2,643	(1,376)	—	1,267
2009	2,340	(1,234)		1,106
Thereafter	4,060	(2,165)	—	1,895

Total payments	$21,201	$(9,630)	$4,250	$15,821

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease payments above, net of estimated sublease income, relating to facilities that the Company has either vacated or terminated pursuant to its restructuring program, amounted to $1.4 million, $1.3 million, $1.2 million, $1.1 million and $967,000 the twelve months ended January 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.9 million thereafter.

11.    Related Party Transactions

In connection with the initial closing of the private placement on February 2003, our board of directors appointed Matt Miller, a managing partner of Walden VC, to our board of directors. Mr. Miller’s ownership holdings include 1,000 shares of common stock held under his name 1,618,179 shares and warrants to purchase 202,272 shares of common stock held by Walden VC II, L.P. and 146,527 shares of common stock and warrants to purchase 18,316 shares of common stock held by Walden VC II-Side, L.P. Mr. Miller is a managing member of Walden VC, LLC, the general partner of Walden VC II, L.P. and Walden VC II-Side L.P. Mr. Miller disclaims beneficial ownership to the shares held by such funds except to the extent of his pecuniary interest therein.

Terence Garnett and Katrina A. Garnett participated in the private placement which was completed on April 11, 2003. As a result of their participation, their ownership holdings include 464,323 shares of common stock held by the Garnett Family Trust; 7538 shares of common stock held by Mr. Garnett; and 294,177 shares of common stock and warrants to purchase 36,765 shares of common stock held by Katrina A. Garnett.

Ravi Chiruvolu is a member of our board of directors who has participated in the private placement which was completed on April 11, 2003. There are 38,847 shares of common stock held by Mr. Chiruvolu.

In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, who is now its chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased these 125,000 shares of common stock from the officer for $675,000, the fair market value of the common stock at that time, and the officer used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. The remaining amount of the loan of $674,000, including $99,000 in accrued interest, was reclassified to other assets in the second quarter of fiscal 2003 as there was no longer common stock to secure the loan. This loan remains secured by the personal assets of the Officer. On March 16, 2003, the Officer made a $150,000 payment against this loan which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $537,000. On June 2, 2003, the Officer made a $120,000 payment against this loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $421,000. On March 15, 2004, the Officer made a payment in the amount of $190,000 against his loan, which reduced the interest outstanding as of the date of payment to zero and reduced the principal outstanding to $242,000. On April 4, 2004, the Officer made a final payment of $243,000 to repay the entire loan. As of April 4, 2004, there is no outstanding principal and interest owed on this loan.

12.    Stockholders’ Equity (Deficit)

1998 Stock Option Plan

In January 1998, the Company adopted the 1998 Stock Option Plan (1998 Plan). There were initially 800,000 shares of common stock reserved for issuance to directors, employees and consultants under the 1998 Plan. The 1998 Plan provides for the issuance of stock purchase rights, incentive stock options or nonstatutory stock options.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 31, 2004, there were 14,567 options outstanding and no additional options available for issuance under the 1998 Plan.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2004, there were 2,155,500 options outstanding and 613,400 options available for issuance under the 2000 Equity Incentive Plan.

2000 Stock Incentive Plan

In August 2000, the Company adopted the 2000 Stock Incentive Plan (2000 Incentive Plan) to provide incentives to eligible employees, including employees hired in connection with the Company’s acquisition of ABT, bSource and 600 Monkeys. In 2001, the Company amended the 2000 Incentive Plan to provide grants to any Company employee. The Company reserved 260,000 shares of common stock for issuance under the 2000 Incentive Plan. The exercise price of the incentive stock is determined by the Board of Directors when the option is granted and may not be less than the par value of the shares on the date of grant. Under the 2000 Incentive Plan, options generally expire in ten years. Vesting periods are determined by the Company’s Board of Directors.

As of January 31, 2004, there were 196,676 options outstanding and 200 options available for issuance under the 2000 Stock Incentive Plan.

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

As of January 31, 2004, 385,640 shares available for issuance under the Employee Stock Purchase Plan.

Common Stock Repurchase

In fiscal 2002, the Company repurchased 454,166 shares of common stock at an average price per share of $7.86. The Company did not repurchase shares of common stock in open market in fiscal 2004 or 2003.

Warrants

In February 2003, we issued 1,549,735 shares of our common stock at a price of $3.35 per share and issued warrants to purchase 193,720 shares of our common stock at a price of $0.40 per warrant share in connection with the initial closing of a private placement. The aggregate offering price for the securities issued in the initial closing was $5.3 million, resulting in net proceeds of approximately $5.2 million. The warrants have an exercise price of $3.40. In April 2003, we issued 1,538,495 shares of common stock at a price of $3.35 per share and warrants to purchase 192,314 shares of common stock at a price of $0.40 per warrant share in connection with a subsequent closing of the private placement. The aggregate offering price for the securities issued in the subsequent closing was $5.2 million, resulting in net proceeds of approximately $5.0 million. These warrants also have an exercise price of $3.40.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option plans as of January 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below (excluding Purchase Plan):

	Years Ended January 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,496,642	$9.84	1,489,587	$16.21	1,128,822	$109.10
Granted	1,833,425	7.04	770,465	4.45	2,006,814	14.75
Canceled	(872,680)	14.72	(710,437)	18.08	(1,516,772)	83.99
Exercised	(90,644)	1.60	(52,973)	5.40	(129,277)	4.27

Outstanding at end of year	2,366,743	6.19	1,496,642	9.74	1,489,587	16.21

Options exercisable at end of year	918,021	6.13	551,890	17.47	327,203	33.26

Weighted-average fair value of options granted during the year with exercise price equal to fair value at date of grant	1,833,425	3.04	770,465	3.27	1,962,314	12.30
Weighted-average fair value of options granted during the year with exercise price less than fair value at date of grant	—	—	—	—	44,500	7.10

The following table summarizes information about stock options outstanding as of January 31, 2004:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
				Number of Shares	Weighted- Average Exercise Price
$00.00 — $30.56	2,365,348	9.20	$6.10	916,626	$5.90
$30.57 — $61.13	—	—	—
$91.70 — $122.25	995	5.00	113.93	995	113.93
$244.51 — $275.07	400	6.40	250.00	400	250.00

	2,366,743	9.20	6.19	918,021	6.13

13.    Income Taxes

The Company’s income tax expense (benefit) for the years ended January 31, 2004, 2003, and 2002 are as follows and classified under the interest income and other, net (in thousands):

	Years Ended January 31,
	2004	2003	2002
Current:
State	$82	$37	$123
Foreign	(219)	(258)	256

Total current	$(137)	$(221)	$379

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliations between the income tax amounts computed by applying the U.S. federal statutory tax rate of 35% to income (loss) before income taxes and actual income taxes are as follows (in thousands):

	Years Ended January 31,
	2004	2003	2002
Expected income tax benefit	$(7)	$(13,307)	$(101,987)
Nondeductible expenses	40	231	189
Goodwill amortization	—	—	37,317
Stock-based compensation	102	(1,168)	4,033
State income taxes	82	38	123
Foreign rate differential	475	(360)	373
Net operating loss and temporary differences for which no benefit was realized	(829)	14,345	60,331

Total	$(137)	$(221)	$379

As of January 31, 2004 and 2003, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are set out below:

	January 31,
	2004	2003
Deferred tax assets:
Net operating loss	$111,460	$100,809
Tax credit carryover	6,837	6,389
Accruals and reserves	996	650
Restructuring costs	3,224	3,449
Plant and equipment	3,044	2,963
Compensation accruals	156	307
Deferred stock compensation	—	3,874
Stock warrants expenses	—	2,317
State taxes	—	13

Total gross deferred tax assets	125,717	120,771
Valuation allowance	(125,717)	(120,771)

Net deferred tax assets	$—	$—

The net changes in the total valuation allowance for the years ended January 31, 2004 and 2003 were an increase of approximately $4.9 million and $17.4 million, respectively. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets and, accordingly, a valuation allowance has been established against the net deferred tax assets.

Approximately $3.4 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if and when subsequently realized.

As of January 31, 2004 the Company had approximately $ 272.1 million and $180.1 million of net operating loss carryforwards for both federal and state purposes, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards expire if not utilized by 2023 and the state net operating loss carryforwards expire if not utilized by 2014. In addition, the Company had approximately $4.4 million and $2.7 million of tax credit carryforwards for increased research expenditures for federal and state purposes,

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The increased research credit for federal purposes expires if not utilized by 2023 and the increased research credit for state purposes can be carried over indefinitely. The Company also had approximately $281,000 of manufacturer’s investment credit carryforwards for state purposes, which expire if not utilized by 2011.

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

14.    Segment Information

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

Disaggregated information is as follows (in thousands):

	Years Ended January 31,
	2004	2003	2002
Services:
Consulting	$11,244	$11,455	$14,813
Maintenance	15,934	18,243	20,679

	$27,178	$29,698	$35,492

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom and the rest of Europe. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Years Ended January 31,
	2004	2003	2002
United States	$26,267	$30,697	$38,555
United Kingdom	8,857	8,408	14,159
Netherlands	4,744	2,754	4,616
France	3,680	3,510	5,825
Europe and other	2,162	3,041	4,311

	$45,710	$48,410	$67,466

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) in fiscal 2004, 2003, and 2002. There were no customers individually representing more than 10% of total revenue in fiscal 2004, 2003, and 2002, respectively.

15.    Acquisition Related Matters

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

16.    Litigation

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including our own, are in the process of being negotiated and approved. We do not presently expect to have any payments under the pending settlements. The history of this litigation is as follows:

In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. Final settlement papers are in the process of being negotiated and approved.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From time to time, the Company is involved in litigation arising out of the ordinary course of its business.

17.    Selected Quarterly Financial Data (Unaudited)

The selected unaudited quarterly financial data are as follows (in thousands, except per share data):

	Quarter Ended
	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002
	(in thousands, except per share data)
Revenue	$13,328	$12,535	$10,008	$9,839	$12,015	$11,774	$10,494	$14,127
Cost of revenue	3,487	3,343	2,941	2,626	2,787	3,050	3,820	4,082

Gross Profit	9,841	9,192	7,067	7,213	9,228	8,724	6,674	10,045

Operating expenses:
Sales and marketing	4,761	4,800	3,364	3,582	4,103	3,438	7,414	8,147
Research and development	1,883	1,901	1,817	1,897	1,907	1,967	3,993	4,029
General and administrative	1,679	1,758	1,531	1,537	1,664	2,232	2,331	2,207
Asset impairment and other	—	—	—	—	—	75	425	—
Restructuring and other	688	312	1,648	—	880	7,469	30,405	(838)
Amortization of stock-based compensation	65	93	74	61	135	165	(301)	(3,646)

Total operating expenses	9,076	8,864	8,434	7,077	8,689	15,346	44,267	9,899

Operating income (loss)	765	328	(1,367)	136	539	(6,622)	(37,593)	146
Interest and other income (expense), net	445	117	(273)	(34)	5,120	184	312	120

Net income (loss)	$1,210	$445	$(1,640)	$102	$5,659	$(6,438)	$(37,281)	$266

Basic net income (loss) per share	$0.10	$0.04	$(0.14)	$0.01	$0.68	$(0.88)	$(5.03)	$0.04

Shares used in computing basic net income (loss) per share	11,954	11,933	11,907	10,433	8,338	7,312	7,414	7,386

Diluted net income (loss) per share	$0.10	$0.04	$(0.14)	$0.01	$0.63	$(0.88)	$(5.03)	$0.03

Shares used in computing diluted net income (loss) per share	12,429	12,461	11,907	10,678	9,023	7,312	7,414	7,766

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

As of the end of the fiscal year ended January 31, 2004, our Company’s Chief Executive Officer and the Company’s Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported with in the time periods specified in the SEC’s rules and instructions for Form 10-K.

There were no changes in our internal controls over financial reporting during the fiscal year ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning the “Executive Officers of the Registrant” required by this Item 10 is included in the proxy statement for our 2004 annual meeting of stockholders under the headings “Proposal No. 1 — Election of Directors”. Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Proxy Statement under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”. The information regarding our Code of Business Ethics is incorporated by reference to the information contained in the Proxy Statement under the heading “Corporate Governance — Code of Business Ethics”.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Executive Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Certain Relationship and Related Transactions.”

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Principal Accounting Fees and Services”.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on 8-K

(a)	The following documents are filed as part of this Annual Report:

2. Financial Statements Schedule:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance Beginning of Period	Charged to Operating Expenses	Write-offs		Balance at End of Period
Allowance for doubtful accounts:

January 31, 2002	$6,440	$9,010	$12,413	(1)	$3,037

January 31, 2003	$3,037	$59	$2,097		$999

January 31, 2004	$999	$368	$570		$797

(1)	Write-offs included $2,606 relating to write off of allowance for doubtful accounts from acquisitions.

3. Exhibits

(a)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K

(b)	Reports on Form 8-K

On November 19, 2003, Niku Corporation filed a Current Report on Form 8-K regarding its November 19, 2003 announcement of its financial results for the quarter ended October 31, 2003. The disclosure in the Current Report on Form 8-K was furnished under Item 12 of Form 8-K.

Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation.

3.02(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 20, 2002

3.03(10)	Registrant’s Amended and Restated Bylaws.

4.01(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated November 18, 1999, as amended December 8, 1999.

4.02(4)	Warrant to Purchase Common Stock of the Registrant by and between in Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.

4.03(9)	Form of Warrant to Purchase Common Stock of the Registrant, dated February 12, 2003.

4.04(9)	Registration Rights Agreement by and between various Investors and the Registrant, dated February 12, 2003.

10.01(1)	Form of Indemnification Agreement by and between Registrant and its directors and executive officers.

10.02(1)	1998 Stock Plan, as amended.

10.03(10)	2000 Equity Incentive Plan, as amended.

10.04(10)	2000 Employee Stock Purchase Plan, as amended.

10.05(2)	2000 Stock Incentive Plan.

10.11(1)	Restricted Stock Purchase Agreement by and between Joshua Pickus and the Registrant, dated November 1, 1999.
10.12(1)	Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated November 11, 1999.

10.13(3)	Office Lease by and between Brugger Corporation and the Registrant, dated May 7, 1999.

10.14(5)	Amended and Restated Secured Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated May 15, 2002.

10.15(6)	Amended to the Lease by and between Brugger Corporation and the Registrant, dated July 29, 2002.

10.16(6)	Business Loan Agreement, Commercial Security Agreement and Promissory Note by and between Mid Peninsula Bank and the Registrant, dated September 9, 2002.

10.17(7)	Employment Agreement by and between Farzad Dibachi and the Registrant, dated October 18, 2002.

10.18(7)	Employment Agreement by and between Rhonda Dibachi and the Registrant, dated October 18, 2002.

Number	Exhibit Title
10.19(4)	Voting Agreement by and between Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.

10.20(8)	Voting Agreement by and between Farzad and Rhonda Dibachi and the Registrant, dated November 6, 2002.

10.21(9)	Common Stock and Warrant Purchase Agreement by and between various Investors and the Registrant, dated February 12, 2003.

21.01(3)	List of Subsidiaries.

23.01	Consent of KPMG LLP

31.01	Certification of Chief Executive Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated November 17, 2001.

(3)	Incorporated by reference to the Registrant’s Fiscal 2001 Annual Report on Form 10-K filed on April 19, 2001.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 12, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed December 13, 2002.

(8)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(9)	Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2003.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed April 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKU CORPORATION

By:	/s/ JOSHUA PICKUS
Joshua Pickus
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: April 14, 2004

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joshua Pickus and Michael Shahbazian, and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS Joshua Pickus	President, Chief Executive Officer and Chairman of the Board	April 14, 2004

/s/ MICHAEL SHAHBAZIAN Michael Shahbazian	Chief Financial Officer (Principal Accounting Officer)	April 14, 2004

* Ravi Chiruvolu	Director	April 14, 2004

* Matt Miller	Director	April 14, 2004

* Edward F. Thompson	Director	April 14, 2004

* Peter Thompson	Director	April 14, 2004

* Val E. Vaden	Director	April 14, 2004

Exhibit Index

Number	Exhibit Title
23.01	Consent of KPMG LLP

31.01	Certification of Chief Executive Officer pursuant to13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.