Form 10-Q
period 2004-04-30
NIKU CORP
filed 2004-06-14
CIK 1076641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-28797

NIKU CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0473454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Main Street

Redwood City, California 94063

(Address of principal executive offices) (Zip Code)

(650) 298-4600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

As of June 7, 2004, there were approximately 12,457,393 shares of the registrant’s common stock outstanding.

NIKU CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2004	2003
Revenue:
License	$6,331	$3,213
Maintenance and Service	8,022	6,626

Total revenue	14,353	9,839

Cost of revenue:
License	271	(24)
Maintenance and Service	3,583	2,650

Total cost of revenue	3,854	2,626

Gross profit	10,499	7,213

Operating expenses:

Sales and marketing	5,420	3,582
Research and development	1,976	1,897
General and administrative	1,800	1,537
Restructuring and other	647	—
Stock-based compensation	176	61

Total operating expenses	10,019	7,077

Income from operations	480	136

Interest and other income (expense), net	(1)	(34)

Net income	$479	$102

Basic net income per share	$0.04	$0.01

Weighted average common shares used in computing basic net income per share	12,116	10,433

Diluted net income per share	$0.04	$0.01

Weighted average common shares used in computing diluted net income per share	12,895	10,678

Comprehensive income:
Net income	$479	$102
Foreign currency translation adjustments	(106)	7

Comprehensive income	$373	$109

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2004	January 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$24,796	$23,200
Restricted cash	880	—
Accounts receivable, net	9,705	7,794
Prepaid expenses and other current assets	2,080	2,345

Total current assets	37,461	33,339

Restricted cash, less current portion	228	1,108
Property and equipment, net	1,197	1,281
Deposits and other assets	458	888

Total assets	$39,344	$36,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,076	$320
Accrued liabilities	6,772	7,075
Accrued restructuring	2,151	1,812
Bank borrowings	4,250	4,250
Short-term portion of capital lease obligations	187	121
Deferred revenue	9,754	9,305

Total current liabilities	24,190	22,883

Long-term accrued restructuring	6,339	6,430
Long-term portion of capital lease obligations	145	108

Total liabilities	30,674	29,421

Stockholders’ equity	8,670	7,195

Total liabilities and stockholders’ equity	$39,344	$36,616

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net income	$479	$102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	282	419
Restructuring and other	647	—
Amortization of stock-based compensation	176	61
Provision for doubtful accounts receivable	101	54
Issuance of common stock for services received	—	3
Changes in operating assets and liabilities:
Accounts receivable, net	(2,012)	1,018
Prepaid expenses and other current assets	265	(689)
Accounts payable	756	(770)
Accrued liabilities	(303)	(352)
Accrued restructuring	(399)	(3,178)
Deferred revenue	449	(477)

Net cash provided by (used) in operating activities	441	(3,809)

Cash flows from investing activities:
Purchases of property and equipment	(57)	(15)
Releases of investments of restricted cash, net	—	229
Deposits and other assets	430	146

Net cash provided by investing activities	373	360

Cash flows from financing activities:
Proceeds from issuance of common stock	925	9
Issuance of common stock and warrants in connection with a private placement, net	—	10,216
Repayment of bank term loan	—	(250)
Repayment of capital lease obligations	(41)	(20)

Net cash provided by financing activities	884	9,955

Net increase in cash and cash equivalents	1,698	6,506
Effect of exchange rate changes	(102)	3
Cash and cash equivalents, beginning of period	23,200	16,670

Cash and cash equivalents, end of period	$24,796	$23,179

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$4	$38

Cash paid for income taxes during the period	$50	$33

Noncash investing and financing activities:
Deferred stock-based compensation	$—	$27

Property and equipment acquired under lease	$143	$—

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the “Company”) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2004, included in the Company’s fiscal 2004 Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported consolidated results of operations during the reporting period. Estimates are used for, but not limited to, revenue recognition, allowance for doubtful accounts, depreciation and amortization, taxes, restructuring, accrued liabilities and contingencies. Actual results could differ from those estimates.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

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

Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implementation services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support services and implementation services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. VSOE for implementation services is determined based upon the engagement labor rates for this element.

Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Our software products are fully functional upon delivery and do not require significant modifications. The customer may implement the software using its own resources or obtain the services of other implementation service organizations to provide these services. Therefore, the Company’s implementation services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the implementation services is generally recognized as services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which we have been paid, and (3) license transactions in which one of the four revenue recognition criteria has not been met but cash has been received.

Indemnification and warranty provisions within the Company’s customer license and service agreements are generally consistent with those prevalent in the Company’s industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of our products. The Company has not historically incurred significant obligations under customer indemnification or warranty provisions. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Stock-Based Compensation

The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Stock-based compensation is being amortized over the vesting period of the individual award in a manner consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Statements No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Stock-based compensation is attributable to the following functional groups (in thousands):

	Three Months Ended April 30,
	2004	2003
Services	$10	$1
Sales and marketing	18	17
Research and development	145	8
General and administrative	3	35

	$176	$61

In future periods, stock-based compensation will be variable based on the number of repriced options outstanding and the Company’s stock price on the financial statement reporting date. As of April 30, 2004, there were approximately 62,000 repriced options outstanding. See Note 2 – “Repricing of Stock Options.”

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure requirements of SFAS No. 148 in fiscal 2003. The Company adopted the interim disclosure requirements of SFAS 148 during the first quarter of fiscal 2004.

Had compensation costs been recorded by the Company in its Condensed Consolidated Statements of Income and Comprehensive Income in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2004	2003
Net income, as reported	$479	$102
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	176	61
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(931)	(468)

Pro forma net loss	$(276)	$(305)

Net income per share, as reported:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Pro forma net loss per share:
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions:

	Three Months Ended April 30,
	2004	2003
Expected life (years)	4.0	2.0
Risk-free interest rate	2.27%	1.51%
Volatility	125%	142%

The pro forma net loss and basic and diluted pro forma net loss per share for the years ended January 31, 2003 and 2002 have been presented below to correct the amounts previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (in thousands, except per share amounts):

	Years Ended January 31,
	2003	2002
Net loss, as reported	$(37,794)	$(291,546)
Add: Stock-based employee compensation expenses included in reported net income (loss), net of related tax effects	(3,647)	14,402
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,654)	(23,964)

Pro forma net loss	$(43,095)	$(301,108)

Net loss per share:
Basic	$(4.96)	$(39.20)

Diluted	$(4.96)	$(39.20)

Pro forma net loss per share:
Basic	$(5.66)	$(40.49)

Diluted	$(5.66)	$(40.49)

Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on Issue No. 03-01, or EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus did not have a significant effect on the Company’s condensed consolidated financial statements for the quarter ended April 30, 2004.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

On December 17, 2003, the Securities and Exchange Commission (the ”SEC”) issued SAB No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to the Company’s condensed consolidated financial statements related to SAB No. 104 for the quarter ended April 30, 2004.

Note 2. Repricing of Stock Options

At April 30, 2004, approximately 62,000 options were outstanding that the Company previously repriced in November 2001 in a manner that gave rise to variable accounting charges related to stock-based compensation in periods where the price of the Company’s stock exceeds the price at which the options were repriced. The Company is accounting for the repriced options using variable accounting whereby the aggregate intrinsic value of the repriced options is continuously remeasured and amortized to stock-based compensation expense over the vesting periods.

Note 3. Restructuring and Other

The Company has recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program as per EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).” The fair value of costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee determined with input from local commercial real estate brokerages. The Company reviews these estimates in the second and fourth quarter of each fiscal year or anytime it has persuasive evidence that a change in the estimate has occurred. In the quarter ended April 30, 2004, the Company learned that rental rates in that part of New York City where one of the Company’s facilities is located had decreased from January 2004. The Company therefore revised its sublease estimate for its New York facility, which resulted in an additional restructuring charge of $0.4 million in the three months ended April 30, 2004. The Company also determined in the quarter ended April 30, 2004 that it will not be able to sublease one of its California facilities because of the short remaining term under the lease which terminates in June 2005. The Company therefore revised its sublease estimate for this facility, which resulted in an additional restructuring charge of $0.2 million. The total restructuring charge for the three months ended April 30, 2004 was $0.6 million. If estimates regarding future sublease income change further, the Company could be required to record additional net lease commitment costs.

The table below represents restructuring activities in the quarter ended April 30, 2004 (in thousands):

	Accrued as of January 31, 2004	Restructuring Charges in the Three Months Ended April 30, 2004	Paid in the Three Months Ended April 30, 2004	Accrued as of April 30, 2004
Restructuring initiated in fiscal 2003:
Net lease commitment costs on vacated facilities	$590	$221	$(126)	$685
Computer and car leases	79	—	9	88
Other exit costs	354	—	(17)	337
Restructuring initiated in fiscal 2002:
Net lease commitment costs on vacated facilities	7,219	426	(265)	7,380

	$8,242	$647	$(399)	$8,490

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The table below represents restructuring activities in the quarter ended April 30, 2003 (in thousands):

	Accrued as of January 31, 2003	Restructuring Charges in the Three Months Ended April 30, 2003	Paid in the Three Months Ended April 30, 2003	Accrued as of April 30, 2003
Restructuring initiated in fiscal 2003:
Severance	$1,031	$—	$(483)	$548
Net lease commitment costs on vacated facilities	3,635	—	(2,364)	1,271
Computer and car leases	303	—	(97)	206
Other exit costs	588	—	(47)	541
Restructuring initiated in fiscal 2002:
Net lease commitment costs on vacated facilities	6,029	—	(187)	5,842
Exit costs for business line	173	—	—	173

	$11,759	$—	$(3,178)	$8,581

The Company expects that of the restructuring charges accrued as of April 30, 2004, other exit costs, primarily related to legal and administrative costs for liquidation of various foreign subsidiaries, will be paid no later than April 2005, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

Note 4. Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding unvested shares of restricted stock. Diluted net income per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, and shares issuable upon exercise of warrants using the treasury stock method.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2004	2003
Numerator:
Net income	$479	$102

Denominator:
Denominator for basic income per share - Weighted average shares outstanding	12,116	10,433
Employee stock options and other	779	245

Denominator for diluted income per share - Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	12,895	10,678

Basic income per share	$0.04	$0.01

Diluted income per share	$0.04	$0.01

The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise prices were greater than the average market prices of the common shares during the period and were therefore not dilutive (in thousands):

	Three Months Ended April 30,
	2004	2003
Shares issuable under stock options	36	1,170

Shares issuable under warrants	5	383

The weighted-average exercise price of anti-dilutive options outstanding as of April 30, 2004 and 2003 was $14.17 and $6.67 per share, respectively. The weighted-average exercise price of anti-dilutive warrants as of April 30, 2004 and 2003 was $115.79 and $4.70 per share, respectively.

The potential common shares that were excluded from the net income per share computation because the exercise prices were greater than the average market prices of the common shares during the period and were therefore not dilutive has been presented below to correct the amounts previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (in thousands):

Year Ended January 31,
2004
Shares issuable under stock options	1,283
Shares issuable under warrants	5

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Note 5. Bank Borrowings and Other Obligations

On July 18, 2003, the Company entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by the Company’s tangible and intangible assets, accrues interest at prime rate plus 0.50% per annum (4.50% as of April 30, 2004) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring (1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal balance at each month end, (2) minimum cash balance of $10 million at the end of each fiscal quarter and (3) annual profitability determined in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation) for the period from May 1, 2003 to April 30, 2004. As of April 30, 2004, the Company was in compliance with all financial covenants. The Company had borrowings of $4.3 million as of April 30, 2004, which it repaid in May 2004.

Interest expense was $23,000 and $93,000 during the three-month periods ended April 30, 2004 and 2003, respectively.

Note 6. Related Party Transaction

At January 31, 2004, the Company’s chief executive officer owed the Company $430,000 under the terms of an existing loan. During the three months ended April 30, 2004, the loan balance was paid in full, including interest. As of April 30, 2004, there was no outstanding principal or interest owed on this loan.

Note 7. Comprehensive Income

Comprehensive income for the three months ended April 30, 2004 and 2003, respectively, includes foreign currency translation adjustments in addition to net income. Tax effects of the “other” components of comprehensive income have not been material. Accumulated other comprehensive income as of April 30, 2004 and January 31, 2004 was $0.3 million and $0.4 million, respectively, and was comprised of accumulated foreign currency translation adjustments.

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

The Company’s operating decisions are made by a committee, which is comprised of the Chief Executive Officer and the Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in a single segment: software.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Disaggregated revenue information is as follows (in thousands):

	Three Months Ended April 30,
	2004	2003
Services:
Maintenance and support	$4,223	$4,151
Implementation Services	3,799	2,475

	$8,022	$6,626

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom, the Netherlands and the rest of Europe and recently in the Asia-Pacific region. Revenue is attributed to the location of the customers. The Company’s largest transaction in the three months ended April 30, 2004 was from its recently established Asia-Pacific region, which contributed 14.9% to license revenue. Geographic information regarding the Company’s revenue is as follows (in thousands):

	April 30,
	2004	2003
United States	$8,710	$5,525
United Kingdom	2,472	1,212
The Netherlands	1,109	1,549
Asia-Pacific	1,006	18
France	622	1,074
Other	434	461

	$14,353	$9,839

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

There were no customers individually representing 10% or more of gross accounts receivables (including unbilled accounts receivable) as of April 30, 2004 and 2003, respectively. There were no customers individually representing 10% or more of total revenue in the quarters ended April 30, 2004 and 2003.

Note 9. Litigation

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including that of the Company, are in the process of being signed by the parties and approved by the Court. The Company does not presently expect to make any payment under the pending settlements. The history of this litigation is as follows: In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. Final settlement papers are in the process of being executed by the parties and approved by the Court.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and in our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. A word such as “expects,” “anticipates,” “intends,” “could,” “may,” “believes,” “estimates” or similar language identifies forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Business –Factors That May Affect Future Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents filed with the Securities and Exchange Commission (SEC) under similar captions. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

Business Overview

Niku provides a comprehensive information technology management and governance (IT-MG) solution for large enterprises. This solution is comprised of our flagship software product, Clarity, and related services. Clarity is an integrated suite that spans the full IT lifecycle, from investment selection, to execution and delivery of initiatives, to results assessment. ClarityTM has eight modules, including modules for management of portfolios, projects, resources, processes and finances and is most often implemented in phases for immediate benefit. Approximately 270 enterprises have licensed Clarity for more than 250,000 users. Among these enterprises are brand names in a broad range of industries, including 3M, BellSouth Telecommunications, Harrah’s Entertainment, HSBC Bank Plc, Nissan North America, Unilever Plc and VISA International.

Our principal offices are located at 305 Main Street, Redwood City, California 94063, and our telephone number at that location is (650) 298-4600. We maintain a website at www.niku.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission website at www.sec.gov. Information presented on these sites is not incorporated into this Form 10-Q.

Overview of the Quarter Ended April 30, 2004

In the first quarter of fiscal 2005, license revenue, total revenue and net income increased substantially as compared to the first quarter of fiscal 2004. In comparison to the first quarter of fiscal 2004, license revenue increased 97% to $6.3 million, total revenue increased 46% to $14.4 million and net income increased 370% to $0.5 million for the three months ended April 30, 2004. Our recently established Asia-Pacific (APAC) region contributed 14.9% of license revenue during the first quarter of fiscal 2005. During the first quarter of fiscal 2005, our unrestricted cash and cash equivalents balance increased by $1.6 million to $24.8 million. We also released Clarity, the newest version of our flagship IT-MG product. In addition, we added 20 new customers in the first quarter of fiscal 2005, as compared to 13 new customers in the same prior year period. Our days sales outstanding for the first quarter of fiscal 2005 was 61 days, which represents the average number of days that passed before we collected payment from our customers. We also re-listed our common stock on the NASDAQ National Market System, effective May 5, 2004, where it trades under the symbol “NIKU”.

Critical Accounting Policies, Methods and Estimates

Note 1 of the Notes to the condensed consolidated financial statements in this report includes a summary of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.

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

Revenue Recognition

We derive our revenue principally from licenses of our products, maintenance and support, and delivery of implementation services. We offer our products through our direct sales force, and, to a lesser degree, through certain channel partners.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant obligations of ours with regard to implementation remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier or electronically delivered to the customer. If undelivered features or services exist in an arrangement that is essential to the functionality of the delivered product, revenue is recognized when these features or services are delivered. The fees for our products are generally due within six months or less. We consider fees relating to the arrangements with payment terms extending beyond six months not to be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

Sales to channel partners, if any, are recognized upon sell-through to the end-user customer.

For multiple-element software arrangements, we defer the fair value of revenue associated with each undelivered element until such time as delivery occurs. Deferred revenue is allocated to each element using vendor specific objective evidence of fair value (VSOE). The VSOE for each element is established when the same element is sold separately to third parties. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for this element. VSOE for implementation services is determined based upon the engagement labor rates for this element.

Allowance for Doubtful Accounts

We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of our selling, general and administrative expenses. We review any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. As of April 30, 2004, the accounts receivable balance was $9.7 million, net of an allowance for doubtful accounts of $0.8 million. As of January 31, 2004, the accounts receivable balance was $7.8 million, net of an allowance for doubtful accounts of $0.8 million.

Restructuring Reserves for Vacated Leased Facilities

We recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program that was undertaken in fiscal 2002 and fiscal 2003 as per EITF No. 94-3, “Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).” The fair value of costs associated with vacated leased facilities includes remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee determined with input from local commercial real estate brokerages. We review these estimates in the second and fourth quarter of each year or anytime we have persuasive evidence that a change in the estimate has occurred. In the quarter ended April 30, 2004, we learned that rental rates in that part of New York City where one of our facilities is located had decreased from January 2004. We therefore revised our sublease estimate for our New York facility, which resulted in an additional restructuring charge of $0.4 million in the three months ended April 30, 2004. We also determined in the quarter ended April 30, 2004 that we will not be able to sublease one of our California facilities because of the short remaining term under the lease which terminates in June 2005. We therefore revised our sublease estimate for this facility, which resulted in a restructuring charge of $0.2 million. The total restructuring charge for the three months ended April 30, 2004 was $0.6 million. If estimates regarding future sublease income change further, we could be required to record additional net lease commitment costs.

Future lease payments, net of estimated sublease income, relating to remaining facilities that we vacated pursuant to the restructuring program will amount to $1.7 million, $1.4 million, $1.3 million, $1.1 million and $1.0 million for the twelve months ending April 30, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.6 million thereafter. Other restructuring costs accrued as of April 30, 2004 included $0.3 million to dissolve our inactive subsidiaries. Estimated sublease income related to these vacated facilities will amount to $1.6 million, $1.6 million, $1.6 million, $1.1 million, and $1.2 million for the twelve months ending April 30, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.8 million thereafter. These amounts are recorded in accrued restructuring and long-term accrued restructuring on the Condensed Consolidated Balance Sheets.

Stock-based Compensation

We continue to incur stock-based compensation for outstanding stock options that were repriced in November 2001 to the extent that the price of our common stock on the last day of a quarter exceeds the price at which the options were repriced. Based on the stock price of $12.41 as of April 30, 2004, we recorded approximately $0.2 million of stock-based compensation charges in the first quarter of fiscal 2005 relating to approximately 62,000 options.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenue:

	Three Months Ended April 30,
	2004	2003
Revenue:
License	44.1%	32.7%
Maintenance and Service	55.9	67.3

Total revenue	100.0	100.0

Cost of revenue:
License	1.9	(0.2)
Maintenance and Service	25.0	26.9

Total cost of revenue	26.9	26.7

Gross profit	73.1	73.3

Operating expenses:
Sales and marketing	37.8	36.4
Research and development	13.8	19.3
General and administrative	12.5	15.6
Restructuring and other	4.5	—
Stock-based compensation	1.2	0.6

Total operating expenses	69.8	71.9

Operating income	3.3	1.4

Interest income and other, net	—	(0.4)

Net income	3.3%	1.0%

Revenue

The following table sets forth, for the periods indicated, our revenue (in thousands, except percentages):

	Three Months Ended April 30,
	2004	2003	Change %
License	$6,331	$3,213	97%
Maintenance and Service	8,022	6,626	21%

Total revenue	$14,353	$9,839	46%

License. License revenue consists of revenue from licenses of our software products. License revenue accounted for 44% and 33% of total revenue for the three-month periods ended April 30, 2004 and 2003, respectively. License revenue increased by 97% or $3.1 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to an improving economic climate in the technology sector, maturation of the market for IT-MG solutions, increased marketing efforts and the resulting increased sales of our software products. We added 20 new customers in the first quarter of fiscal 2005, as compared to 13 new customers in the same prior year period. Our largest transaction in the current quarter was from our recently established Asia-Pacific region, which contributed 14.9% to license revenue.

Maintenance and Service. Maintenance and service revenue consists of revenue from maintenance and support contracts and the delivery of implementation services. Maintenance and service revenue increased by 21% or $1.4 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The increase in maintenance and support revenue in the first quarter of fiscal 2005 compared to the same period last year is primarily attributable to the growth of our installed base due to higher renewal rates and increased license revenue. Implementation services growth was driven by increased license revenue.

Disaggregated revenue information is as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2004	2003	Change %
Maintenance and support	$4,223	$4,151	2%
Implementation services	3,799	2,475	53%

Maintenance and service revenues	$8,022	$6,626	21%

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenue (in thousands, except percentages):

	Three Months Ended April 30,
	2004	2003	Change %
Costs of license	$271	$(24)	1229%
Costs of maintenance and service	3,583	2,650	35%

Total cost of revenue	$3,854	$2,626	47%

Cost of License Revenue. Cost of license revenue consists of royalties payable to third parties for software that is either embedded in or bundled with our software products, product packaging, documentation, and shipping costs. Cost of license revenue increased $0.3 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, primarily due an increase in license revenue, partially offset by a reversal of $0.1 million in royalties previously accrued for a certain third party vendor as a result of a settlement during the first quarter of fiscal 2004 with such vendor.

Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists of personnel-related expenses for our implementation services and maintenance and support personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services increased 35% or $0.9 million in the first quarter of fiscal 2005 as compared to the first quarter of 2004 primarily due an increase of $0.5 million in services from third party contractors, an increase of $0.3 million in compensation-related expenses due to an increase in headcount and a $0.1 million increase in personnel bonuses.

Operating Expenses

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended April 30,
	2004	2003	Change %
Sales and marketing	$5,420	$3,582	51%
Research and development	1,976	1,897	4%
General and administrative	1,800	1,537	17%
Restructuring and other	647	—	100%
Stock-based compensation	176	61	189%

Total operating expenses	$10,019	$7,077	42%

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs including salaries, benefits, bonuses and commissions; travel; marketing programs including customer conferences, promotional materials, trade shows and advertising; and bad debt allowances. Sales and marketing expenses increased 51% or $1.8 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to an increase of $1.3 million in commissions and other personnel-related costs related to an increase in headcount and license revenue levels, an increase in marketing activities of $0.3 million and an increase in travel of $0.2 million. Sales and marketing expense may increase moderately in future periods to support projected increases in demand for our product.

Research and Development. Research and development expenses consist primarily of personnel-related costs associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses increased 4% or $0.1 million in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 primarily due to costs related to the translation of documentation into various languages.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs and other related costs for finance, human resource, information technology and legal department employees, professional services fees, and other general corporate expenses. General and administrative expenses increased by 17% or $0.3 million in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 primarily due to $0.1 million in services related to Sarbanes-Oxley compliance, $0.1 million related to a corporate bonus plan initiated this year and a $0.1 million increase in facility and IT department allocation costs. We expect general and administrative expenses will increase substantially in the second quarter of fiscal 2005 due to anticipated Sarbanes-Oxley compliance expenses. We expect a more moderate increase in general and administrative expenses in the third and fourth quarters of fiscal 2005 as compared to first quarter levels.

Restructuring and Other. In the three months ended April 30, 2004, we recorded $0.6 million in restructuring charges due to a revision of sublease estimates for two of our three partially vacated facilities. Our policy is to review our sublease estimates in the second and fourth quarters of the fiscal year unless we receive evidence that a material change has occurred. In the quarter ended April 30, 2004, we learned that rental rates in that part of New York City where one of our facilities is located had decreased from January 2004. We therefore revised our sublease estimate for our New York facility, which resulted in a restructuring charge of $0.4 million in the three months ended April 30, 2004. We also determined in the quarter ended April 30, 2004 that we will not be able to sublease one of our California facilities because of the short remaining term under the lease which terminates in June 2005. We therefore revised our sublease estimate for this facility, which resulted in an additional restructuring charge of $0.2 million. The total restructuring charge for the three months ended April 30, 2004 was $0.6 million.

Stock-based Compensation. Amortization of stock-based compensation was $0.2 million and $0.1 million for the three months ended April 30, 2004 and 2003, respectively. The stock-based compensation expense for the three months ended April 30, 2004 was due to variable accounting on approximately 62,000 repriced options, based on the stock price of $12.41 as of April 30, 2004. The stock-based compensation for the three months ended April 30, 2003 that related to the remeasurement of stock options granted to our chief executive officer that were repriced in October 2002 was approximately $35,000. There was an additional $26,000 in amortization of stock options granted below fair market value prior to our initial public offering in February 2000.

The following table sets forth the amortization of stock-based compensation for the following functional groups in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Three Months Ended April 30,
	2004	2003	Change %
Costs of Service	$10	$1	900%
Sales and marketing	18	17	6%
Research and development	145	8	1713%
General and Administrative	3	35	(91)%

Total stock-based compensation	$176	$61	189%

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for the periods indicated, (in thousands, except percentages):

	Three Months Ended April 30,
	2004	2003	Change %
Interest income	$133	$86	55%
Interest expense	(23)	(93)	(75)%
Other income (expense)	(111)	(27)	311%

Interest and other income (expense), net	$(1)	$(34)	(97)%

Interest and other income (expense), net, consists of interest income, interest expense and other non-operating income and expenses. The slight net decrease is primarily due to reduced interest expense offset by an increase of approximately $0.1 million in foreign exchange losses incurred as a result of the revaluation of our intercompany balances.

Liquidity and Capital Resources

(In thousands)	April 30, 2004	January 31, 2004	Change %
Cash and cash equivalents	$24,796	$23,200	7%
Working capital	$13,271	$10,456	27%
Stockholders equity	$8,670	$7,195	21%

Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and our business activities including licensing our software, providing related implementation services and maintenance renewals for which customers generally pay us at the beginning of the contract term. The cash from these sources is used for working capital for our business. As of April 30, 2004, we had cash and cash equivalents of $24.8 million. We also maintained restricted cash in the amount of $1.1 million in the form of a certificate of deposit securing a letter of credit for a leased facility. We had bank borrowings under a bank line of credit of $4.3 million as of April 30, 2004, of which the entire amount was repaid in May 2004. As of April 30, 2004, we had working capital of $13.3 million, compared to working capital of $10.5 million as of January 31, 2004. The increase in working capital as of April 30, 2004 is primarily attributable to positive operating cash flow driven by our strong collection efforts plus proceeds from employee stock option and warrant exercises. As of April 30, 2004, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

Net cash provided by operating activities was $0.4 million in the first quarter of fiscal 2005. The principal source of cash generated by operating activities was earnings from our business, adjusted for non-cash related expenses of $1.2 million related primarily to restructuring expenses of $0.6 million and depreciation of $0.3 million, and to an increase to accounts payable of $0.8 million due to the timing of payments to vendors. This was offset by an increase to accounts receivable of $2.0 million primarily due to more license transactions in the last month of the quarter ended April 30, 2004. Cash collections from customers during the first quarter of fiscal 2005 were $13.7 million. Our days sales outstanding for the first quarter of fiscal 2005 was 61 days, as compared to 56 days in the same prior year period. Days sales outstanding represents the average number of days that passed before we collected payment from our customers. The increase in days sales outstanding for the first quarter of fiscal 2005 was due to the increase in sales activity in the final month of the quarter as compared to sales levels in the same period in the prior year.

Net cash provided by investing activities was $0.4 million for the first quarter of fiscal 2005 primarily due to proceeds received from the repayment of a loan by our chief executive officer.

Net cash provided by financing activities was $0.9 million for the first quarter of fiscal 2005. The principal sources of our cash generated from financing activities were proceeds from the issuance of common stock upon exercise of employee stock options and outstanding warrants.

On July 18, 2003, we entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by our tangible and intangible assets, accrues interest rate at prime rate plus 0.50% per annum (4.50% as of April 30, 2004) and expires in July 2004. The line of credit has certain financial covenants, including covenants requiring: (1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal balance at each month end, (2) minimum cash balance of $10 million at the end of each fiscal quarter and (3) annual profitability determined in accordance with US GAAP of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation) for the period from May 1, 2003 to April 30, 2004. As of April 30, 2004, we were in compliance with all financial covenants. We had borrowings of $4.3 million as of April 30, 2004, which we repaid in May 2004.

In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipments from the vendor under a capital lease. At April 30, 2004, obligations for equipment held under the lease were approximately $0.3 million.

We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital requirements for at least the next twelve months based on, among other things, our current revenue and expense projections.

Contractual Obligations

The following table summarizes our contractual obligations at April 30, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of credit (a)	$4,250	$4,250	$—	$—	$—
Operating leases (b)	20,835	5,031	7,234	5,134	3,436
Sublease income (b)	(8,945)	(1,576)	(3,198)	(2,338)	(1,833)
Purchase orders	2,384	2,032	352	—	—

Net contractual obligations	$18,524	$9,737	$4,388	$2,796	$1,603

(a)	Based on the terms of the July 18, 2003 line of credit financing as discussed in Note 5 to the condensed consolidated financial statements.
(b)	Included are lease payments above, net of estimated sublease income, relating to facilities that we have either vacated or terminated pursuant to our restructuring program, amounted to $1.7 million, $1.4 million, $1.3 million, $1.1 million, and $1.1 million for the twelve months ended April 30, 2005, 2006, 2007, 2008 and 2009 and $1.6 million thereafter. Estimated sublease income related to these vacated facilities were $1.6 million, $1.6 million, $1.6 million, $1.1 million, and $1.2 million for the twelve months ending April 30, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.8 million thereafter. Other restructuring costs accrued as of April 30, 2004 included $0.3 million to dissolve our inactive subsidiaries.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, or EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus did not have a significant effect on our condensed consolidated financial statements for the quarter ended April 30, 2004.

On December 17, 2003, the Securities and Exchange Commission (the ”SEC”) issued SAB No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the ”FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to our condensed consolidated financial statements related to SAB No. 104 for the quarter ended April 30, 2004.

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

We were incorporated in January 1998 and began licensing our software in December 1998. Until fiscal 2004, our first profitable year, we experienced losses each year since inception. As a result of these losses, we had an accumulated deficit of $499.1 million as of April 30, 2004. Although our financial results improved substantially in fiscal 2004, these improvements may not continue, and we may incur losses in the future. Additional losses would materially and adversely affect our ability to make the investments necessary to execute on our business plan.

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

Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the demand for professional services to implement our products and our efficiency in rendering such services;

•	variability in the mix of our product and services revenue in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business;

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated;

•	the application of variable accounting to stock options that were previously repriced; and

•	changes in foreign exchange rates.

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

We experience seasonality in the licensing of our products and sales of our services. For example, revenue has through most of our history been lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. For the same reasons, we also expect that revenues in European markets may decline during July, the last month of our second fiscal quarter, and August, the first month of our third fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

Our market is highly competitive which could make it difficult for us to attract customers, cause us to reduce prices, and result in poor operating results.

The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development organizations. The primary competitive factors include product functionality, scalability, security, platform support for other enterprise requirements, ease of deployment, ease of use, price, worldwide sales, support and professional services capabilities. Some of our competitors include:

•	privately-held providers of project management, portfolio management and professional services automation software; and

•	publicly-held software companies such as CompuWare, Lawson, Mercury Interactive, Microsoft, Oracle, PeopleSoft, and SAP.

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

The sales cycle for our products is long, typically six months, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. While we have seen reductions in this sales period in certain recent transactions, the general length of our sales cycle increases our costs and may cause license revenue and other operating results to vary significantly from period to period. Our products often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

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

International revenue represented 39% of our total revenue for the first quarter of fiscal 2005, making international activities a significant part of our business. Accordingly, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone and Australia or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

Market acceptance of our products and services may suffer if we are unable to enhance our products to meet the rapid technological changes in our industry.

Rapidly changing technology and standards may impede market acceptance of our products and services. Our business relies primarily on our licensing the rights to our products, particularly Clarity, and their components. Clarity has been designed based upon currently prevailing technologies such as hypertext markup language (HTML), extensible markup language (XML), extensible stylesheet language (XSL), Java Two Platform Enterprise Edition (J2EE), secure socket layer (SSL), and Simple Object Access Protocol (SOAP). If new technologies emerge that are incompatible with of our products, our products could become obsolete and our existing and potential customers might seek alternatives. We may not be able to adapt quickly to new technologies.

Additionally, we design our products to work with databases such as Oracle Database Server and SQL Server and operating systems such as Sun Solaris, Microsoft Windows, HP UX, AIX and application servers such as Orion, Weblogic, and Websphere. Any changes to those products or increasing popularity of other products might require us to modify one or both of our products or services and could cause us to delay releasing future products and enhancements. As a result, the timing and nature of new product introductions or product modifications, and increases and decreases in the market acceptance of these products, could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products, all of which could adversely affect our operating results.

If we are unable to protect and enforce our intellectual property rights, our competitors might be able to use our technologies to develop their own products, which would harm our ability to compete.

We regard substantial elements of our products as proprietary and any steps we take to protect our intellectual property may be inadequate, time-consuming, and expensive. We may make efforts to protect them, however we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could significantly harm our business and our ability to compete. For example, notwithstanding the security systems in place in 2002, Business Engine Corporation (Business Engine), a competitor, entered our network and misappropriated sales and development documents. As a result of this intrusion, we pursued litigation against Business Engine and the Department of Justice has filed criminal charges against the then chief technology officer of Business Engine. While this litigation resulted in the payment to us by Business Engine of $5 million in fiscal 2003, and an agreement by Business Engine to have its products monitored by a third party for a year, as well as the aforementioned criminal action, it also required us to devote management time and expense to prosecute the litigation against Business Engine.

We rely to a large degree on copyright laws with respect to all of our products, and have filed for three copyright registrations. Although registration is not required to obtain protection under copyright laws, if our registration applications are rejected, or we fail to register copyrights for some of our products or do not file in a timely manner, it may limit our ability to seek certain remedies available under such laws. Currently, we have one issued patent and other patent applications pending. Our current patent and patents that may be issued in the future may not provide us with competitive advantages over, or may be challenged by third parties. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

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

Our standard product licenses provide that we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. There have been an increasing number of software patents issued related to our lines of products and services held by various parties, and this increased issuance rate heightens the likelihood of infringement claims. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. From time to time, in the past we have and in the future we expect to receive notices of potential infringement from third parties demanding that we cease any infringement and inviting us to take a license in order to continue marketing our products. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties, or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all. If we are unable to license our technology, we would be unable to support our operations which would significantly harm our business.

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

Further, Walden VC and its related funds beneficially own 14% of our outstanding common stock. This concentration of ownership gives Walden significant power to affect the outcome of matters requiring shareholder approval, including the election of directors or to delay or prevent a change in control of the business that may be in the best interests of other stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and market our products in North America, Europe, and recently, in the Asian-Pacific region. International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in local currency as well. Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Approximately 39% of our total revenue was made in currencies other than U.S. dollars in the first quarter of fiscal 2005. Our exposure to foreign exchange rate fluctuations arises in part from intercompany transactions in which certain costs incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk in the parent company in the United States. We are also exposed to foreign exchange rate fluctuations because the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. We expect that exchange rate fluctuations will affect our financial results in the future.

We have forward exchange contracts that are primarily used to hedge foreign currency exposure of the parent company. In general, our forward foreign exchange contracts have terms of six months or less. Gains and losses on the settled contracts are included in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Income and Comprehensive Income filed as part of this Quarterly Report. As of the date of the filing of this Quarterly Report on Form 10-Q, we have forward contracts in the amount of $1.3 million Australian Dollars that expire over a period from August 2004 to October 2004.

We will continue to assess whether there is a need to utilize financial instruments to hedge currency exposures in the future.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposits and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We do not believe that we have interest rate exposure on our line of credit because the interest rate adjusted varies with the prime rate of U.S. We do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our condensed consolidated financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including that of the Company, are in the process of being signed by the parties and approved by the Court. The Company does not presently expect to make any payment under the pending settlements. The history of this litigation is as follows: In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. Final settlement papers are in the process of being executed by the parties and approved by the Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3 (3)	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4 (4)	Registrant’s Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2003 on Form 10-Q filed on December 15, 2003.
(4)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(b)	Reports on Form 8-K.

On May 18, 2004, the Company furnished a Current Report on Form 8-K to announce its financial results for the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, County of San Mateo, State of California, on the 14th day of June 2004.

NIKU CORPORATION
(Registrant)

By:

/s/ JOSHUA PICKUS
Joshua Pickus
President and Chief Executive Officer

/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Chief Financial Officer

NIKU CORPORATION

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 30, 2004

Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3 (3)	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4 (4)	Registrant’s Amended and Restated Bylaws.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2003 on Form 10-Q filed on December 15, 2003.
(4)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.