Form 10-Q
period 2004-07-31
NIKU CORP
filed 2004-09-13
CIK 1076641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

As of August 31, 2004, there were approximately 12,547,960 shares of the registrant’s common stock outstanding.

NIKU CORPORATION AND SUBSIDIARIES

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the Three and Six Months Ended July 31, 2004 and July 31, 2003	2

	Condensed Consolidated Balance Sheets (unaudited) as of July 31, 2004 and January 31, 2004	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended July 31, 2004 and 2003	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	30

Signatures		31

Exhibit Index		32

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenue:
License	$7,184	$3,131	$13,515	$6,344
Maintenance and Service	8,167	6,877	16,189	13,503

Total revenue	15,351	10,008	29,704	19,847

Cost of revenue:
License	309	134	580	110
Maintenance and Service	3,612	2,807	7,195	5,457

Total cost of revenue	3,921	2,941	7,775	5,567

Gross profit	11,430	7,067	21,929	14,280

Operating expenses:

Sales and marketing	5,707	3,364	11,127	6,946
Research and development	1,886	1,817	3,862	3,714
General and administrative	2,251	1,531	4,051	3,068
Restructuring and other	1,163	1,648	1,810	1,648
Stock-based compensation	(188)	74	(12)	135

Total operating expenses	10,819	8,434	20,838	15,511

Income (loss) from operations	611	(1,367)	1,091	(1,231)

Interest and other income (expense), net	50	(232)	68	(248)

Income (loss) before income taxes	661	(1,599)	1,159	(1,479)

Provision for income taxes	155	41	174	59

Net income (loss)	$506	$(1,640)	$985	$(1,538)

Basic net income (loss) per share	$0.04	$(0.14)	$0.08	$(0.14)

Weighted average common shares used in computing basic net income (loss) per share	12,469	11,907	12,294	11,182

Diluted net income (loss) per share	$0.04	$(0.14)	$0.08	$(0.14)

Weighted average common shares used in computing diluted net income (loss) per share	13,079	11,907	12,976	11,182

Comprehensive income (loss):
Net income (loss)	$506	$(1,640)	$985	$(1,538)
Foreign currency translation adjustments	37	86	(69)	92

Comprehensive income (loss)	$543	$(1,554)	$916	$(1,446)

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 31, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$25,472	$23,200
Restricted cash	1,108	—
Accounts receivable, net	11,093	7,794
Prepaid expenses and other current assets	2,038	2,345

Total current assets	39,711	33,339

Restricted cash, less current portion	—	1,108
Property and equipment, net	1,198	1,281
Deposits and other assets	298	888

Total assets	$41,207	$36,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,531	$320
Accrued liabilities	8,061	7,075
Accrued restructuring	2,757	1,812
Bank borrowings	4,250	4,250
Short-term portion of capital lease obligations	288	121
Deferred revenue	8,585	9,305

Total current liabilities	25,472	22,883

Long-term accrued restructuring	6,414	6,430
Long-term portion of capital lease obligations	192	108

Total liabilities	32,078	29,421

Stockholders’ equity	9,129	7,195

Total liabilities and stockholders’ equity	$41,207	$36,616

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$985	$(1,538)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	491	812
Restructuring and other	1,810	1,648
Amortization of stock-based compensation	(12)	135
Provision for doubtful accounts receivable	71	204
Issuance of common stock for services received	—	6
Changes in operating assets and liabilities:
Accounts receivable, net	(3,370)	2,435
Prepaid expenses and other current assets	307	(497)
Accounts payable	1,211	(754)
Accrued liabilities	986	(1,545)
Accrued restructuring	(881)	(4,154)
Deferred revenue	(720)	(2,002)

Net cash provided by (used) in operating activities	878	(5,250)

Cash flows from investing activities:
Purchases of property and equipment	(71)	(36)
Releases of investments of restricted cash, net	—	229
Deposits and other assets	590	235

Net cash provided by investing activities	519	428

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,027	119
Issuance of common stock and warrants in connection with a private placement, net	—	10,171
Proceeds from bank line of credit	—	4,250
Repayment of bank term loan	—	(4,750)
Repayment of capital lease obligations	(86)	(37)

Net cash provided by financing activities	941	9,753

Net increase in cash and cash equivalents	2,338	4,931
Effect of exchange rate changes	(66)	74
Cash and cash equivalents, beginning of period	23,200	16,670

Cash and cash equivalents, end of period	$25,472	$21,675

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$11	$137

Cash paid for income taxes during the period	$86	$—

Noncash investing and financing activities:
Deferred stock-based compensation	$—	$40

Property and equipment acquired under capital lease	$337	$—

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the “Company”) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2004, included in the Company’s fiscal 2004 Annual Report on Form 10-K.

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

Revenue from license fees is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant obligations of the Company with regard to implementation remain, (3) the fee is fixed or determinable, and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a license agreement with the Company.

Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon meeting one of the following criteria as set forth in the revenue contract: (1) the shipment or electronic delivery of the product, (2) notification of receipt of the product by the customer or (3) notification by the customer of acceptance if required by the terms of the contract. If undelivered features or services exist in an arrangement which are essential to the functionality of the delivered product, revenue is recognized when these features or services are delivered. If there are sales to channel partners, they are recognized upon sell-through to the end-user customer.

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

Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance and support and implementation services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support services and implementation services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s renewal rates for this element. VSOE for implementation services is determined based upon the engagement labor rates for this element.

Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. The Company’s software products are fully functional upon delivery and do not require significant modifications. The customer may implement the software using its own resources or obtain the services of other implementation service organizations to provide these services. Therefore, the Company’s implementation services are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the implementation services is generally recognized as services are performed. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which is typically one year.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which the Company has been paid, and (3) license transactions in which one of the four revenue recognition criteria has not been met but cash has been received.

Indemnification and warranty provisions within the Company’s customer license and service agreements are generally consistent with those prevalent in the Company’s industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of the Company’s products. The Company has not historically incurred significant obligations under customer indemnification or warranty provisions. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Allowance for Doubtful Accounts

The Company makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay, and collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative expenses. The Company reviews any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. As of July 31, 2004, the accounts receivable balance was $11.1 million, net of an allowance for doubtful accounts of $0.7 million. As of January 31, 2004, the accounts receivable balance was $7.8 million, net of an allowance for doubtful accounts of $0.8 million.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Stock-Based Compensation

The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Stock-based compensation is being amortized over the vesting period of the individual award in a manner consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Statement No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Stock-based compensation is attributable to the following functional groups (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Cost of services	$(13)	$1	$(3)	$2
Sales and marketing	(19)	12	(1)	29
Research and development	(152)	5	(7)	13
General and Administrative	(4)	56	(1)	91

	$(188)	$74	$(12)	$135

In future periods, stock-based compensation will vary based on the number of repriced options outstanding and the Company’s stock price on the financial statement reporting date. As of July 31, 2004, there were repriced options to purchase 61,000 shares of common stock outstanding. See Note 2 – “Repricing of Stock Options.”

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the annual and interim disclosure requirements of SFAS No. 148.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Had compensation costs been recorded by the Company in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss), as reported	$506	$(1,640)	$985	$(1,538)
Add: Stock-based employee compensation expenses (reversals) included in reported net income (loss), net of related tax effects	(188)	74	(12)	135
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(948)	(1,221)	(1,879)	(1,689)

Pro forma net loss	$(630)	$(2,787)	$(906)	$(3,092)

Net income (loss) per share, as reported:
Basic	$0.04	$(0.14)	$0.08	$(0.14)

Diluted	$0.04	$(0.14)	$0.08	$(0.14)

Pro forma net loss per share:
Basic	$(0.05)	$(0.23)	$(0.07)	$(0.28)

Diluted	$(0.05)	$(0.23)	$(0.07)	$(0.28)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Expected life (years)	4.0	2.0	4.0	2.0
Risk-free interest rate	3.14%	1.51%	2.71%	1.51%
Volatility	136%	142%	131%	142%

Recent Accounting Pronouncements

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. Adoption of EITF 03-01 will not have a material impact on the Company’s consolidated financial position or results of operations.

Note 2. Repricing of Stock Options

At July 31, 2004, options to purchase 61,000 shares of common stock were outstanding that the Company repriced in November 2001 in a manner that gave rise to variable accounting treatment whereby the aggregate intrinsic value of the outstanding repriced options is continuously remeasured and a credit or charge is recorded to stock-based compensation expense each period based on the closing price of the Company’s common stock at the end of the period. The Company recorded a credit of $0.2 million to stock-based compensation expense in the second quarter of fiscal 2005 as a result of this remeasurement.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

Note 3. Restructuring

The Company recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program as required under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring). The fair value of costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee determined with input from local commercial real estate brokerages. The Company reviews these estimates in the second and fourth quarter of each fiscal year or anytime it has persuasive evidence that a change in the estimate has occurred. In the quarter ended July 31, 2004, the Company recorded an additional $1.2 million in restructuring charges as a result of the Company’s revised assessment of sublease opportunities for facilities the Company had previously vacated. Due to the availability of competing office space near one of the Company’s facilities in California, the Company revised its sublease estimate for this facility, which resulted in an additional restructuring charge of $0.8 million. The Company also determined that it would not be able to sublease the vacated space in both of its New York City facilities as early as originally estimated. The Company therefore revised its sublease estimates for both of these facilities resulting in charges of $0.2 million for each facility for a total charge of $0.4 million.

In addition to the charges taken in the current quarter, the Company recorded total restructuring charges of $0.6 million in the first quarter of fiscal 2005. These charges were the result of decreasing market rents for one of the Company’s New York City facilities for which the Company recorded a charge of $0.4 million, and the determination that the Company would not be able to sublease one of its California facilities because of the short remaining term under the lease which expires in June 2005 for which the Company recorded a charge of $0.2 million. If estimates regarding future sublease income change further, the Company could be required to record additional net lease commitment costs.

The table below represents restructuring activities in the quarter ended July 31, 2004 (in thousands):

	Accrued as of April 30, 2004	Restructuring Charges (Credits) in the Three Months Ended July 31, 2004	Paid in the Three Months Ended July 31, 2004	Accrued as of July 31, 2004
Restructuring initiated in fiscal 2003:
Net lease commitment costs on vacated facilities	$685	$—	$(126)	$559
Computer and car leases	88	(49)	(21)	18
Other exit costs	337	(69)	(59)	209
Restructuring initiated in fiscal 2002:
Net lease commitment costs on vacated facilities	7,380	1,281	(276)	8,385

Total	$8,490	$1,163	$(482)	$9,171

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The table below represents restructuring activities during the six months ended July 31, 2004 (in thousands):

	Accrued as of January 31, 2004	Restructuring Charges (Credits) in the Six Months Ended July 31, 2004	Paid in the Six Months Ended July 31, 2004	Accrued as of July 31, 2004
Restructuring initiated in fiscal 2003:
Net lease commitment costs on vacated facilities	$590	$221	$(252)	$559
Computer and car leases	79	(49)	(12)	18
Other exit costs	354	(69)	(76)	209

Restructuring initiated in fiscal 2002:
Net lease commitment costs on vacated facilities	7,219	1,707	(541)	8,385

Total	$8,242	$1,810	$(881)	$9,171

The Company expects that of the restructuring charges accrued as of July 31, 2004, other exit costs, primarily related to legal and administrative costs for liquidation of various foreign subsidiaries, will be paid no later than December 2005, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

As of July 31, 2004, future lease payments, net of estimated sublease income, relating to facilities that the Company vacated pursuant to the restructuring program amount to $2.5 million, $1.6 million, $1.3 million, $1.1 million and $1.0 million for the twelve months ending July 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.4 million thereafter. Other restructuring costs accrued as of July 31, 2004 included $0.2 million in legal and accounting fees to dissolve our inactive subsidiaries. These amounts are recorded in accrued restructuring and long-term accrued restructuring on the Condensed Consolidated Balance Sheets. As of July 31, 2004, estimated sublease income related to these vacated facilities amounts to $1.1 million, $1.2 million, $1.5 million, $1.1 million, and $1.1 million for the twelve months ending July 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.6 million thereafter.

Note 4. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and shares issuable upon exercise of warrants, using the treasury stock method.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$506	$(1,640)	$985	$(1,538)

Denominator:
Denominator for basic income (loss) per share - Weighted average shares outstanding	12,469	11,907	12,294	11,182
Employee stock options and other	610	—	682	—

Denominator for diluted income (loss) per share - Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	13,079	11,907	12,976	11,182

Basic income (loss) per share	$0.04	$(0.14)	$0.08	$(0.14)

Diluted income (loss) per share	$0.04	$(0.14)	$0.08	$(0.14)

The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations because the exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Shares issuable under stock options	140	1,215	55	1,215

Shares issuable under warrants	5	406	5	406

The weighted-average exercise price of anti-dilutive options outstanding as of July 31, 2004 and 2003 that were not included in the above calculation, was $13.02 and $3.86 per share, respectively. The weighted-average exercise price of anti-dilutive warrants as of July 31, 2004 and 2003 was $115.79 and $4.55 per share, respectively.

Note 5. Related Party Transaction

At January 31, 2004, the Company’s chief executive officer owed the Company $430,000 under the terms of an existing loan. During the first quarter of fiscal year 2005, the loan balance was paid in full, including interest. As of July 31, 2004, there was no outstanding principal or interest owed on this loan.

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended July 31, 2004 and 2003, respectively, includes foreign currency translation adjustments in addition to net income. Tax effects of the “other” components of comprehensive income have not been material. Accumulated other comprehensive income as of July 31, 2004 and January 31, 2004 was $0.3 million and $0.4 million, respectively, and was comprised of accumulated foreign currency translation adjustments.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Note 7. Segment Reporting

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

The Company’s operating decisions are made by a committee, which is comprised of the Chief Executive Officer and the Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in a single reporting segment, specifically, the license, implementation and support of its software.

Disaggregated revenue information is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Services:
Maintenance and support	$4,215	$3,952	$8,438	$8,103
Implementation services	3,952	2,925	7,751	5,400

	$8,167	$6,877	$16,189	$13,503

The Company markets its products in the United States and internationally. International sales are primarily to customers in the United Kingdom, the Netherlands and the rest of Europe and recently in the Asia-Pacific region. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
United States	$9,658	$6,611	$18,368	$12,136
United Kingdom	2,653	1,353	5,125	2,565
The Netherlands	1,270	847	2,379	2,396
Rest of Europe	1,282	1,197	2,339	2,750
Asia-Pacific	488	—	1,493	—

	$15,351	$10,008	$29,704	$19,847

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

There were no customers individually representing 10% or more of accounts receivable as of July 31, 2004 and 2003, respectively. There were no customers individually representing 10% or more of total revenue for the three and six months ended July 31, 2004 and 2003.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Note 8. Bank Borrowings and Other Obligations

On July 18, 2003, the Company entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by the Company’s tangible and intangible assets and accrues interest at prime rate plus 0.50% per annum (4.75% as of July 31, 2004). In July 2004, the line of credit was extended through August 2005 and certain financial covenants were amended. These amended covenants require (1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal balance at each month end, (2) that the Company has no line of credit balance owing under the agreement for at least 30 days each calendar year, and (3) annual profitability determined in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of July 31, 2004, the Company was in compliance with all financial covenants. The Company had borrowings of $4.3 million as of July 31, 2004, which it repaid in August 2004.

In August 2003, the Company entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables the Company to lease equipment from the vendor under a capital lease. At July 31, 2004, obligations for equipment held under the lease were approximately $0.5 million.

Interest expense was $8,000 and $46,000 during the three-month periods ended July 31, 2004 and 2003, respectively. Interest expense was $31,000 and $138,000 during the six-month periods ended July 31, 2004 and 2003, respectively.

Note 9. Derivative Financial Instruments

The Company has forward exchange contracts that are primarily used to hedge foreign currency exposure. In general, the forward foreign exchange contracts have terms of six months or less. Gains and losses on the settled contracts are included in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of July 31, 2004, the Company had forward contracts in the amount of $1.3 million Australian Dollars at a weighted-average exchange rate of .70695 per U.S. Dollar that were settled in August 2004.

Note 10. Litigation

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including that of the Company, are in the process of being signed by the parties and approved by the Court. The Company does not presently expect to make any payment under the pending settlements. The history of this litigation is as follows: In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants (along with the individual officer and director defendants of such issuers) have agreed to settle the cases. In June 2004, final settlement papers were executed, submitted to the Court, and the parties are awaiting approval by the Court. No amount is accrued as of July 31, 2004 as a loss is not considered probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and in our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. A word such as “expects,” “anticipates,” “intends,” “could,” “may,” “believes,” “estimates” or similar language identifies forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Business –Factors That May Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents filed with the Securities and Exchange Commission (SEC) under similar captions. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

Business Overview

Niku provides a comprehensive information technology management and governance (IT-MG) solution for large enterprises. This solution is comprised of our flagship software product, ClarityTM, and related services. ClarityTM is an integrated suite that spans the full IT lifecycle, from investment selection, to execution and delivery of initiatives, to results assessment. ClarityTM has eight modules, including modules for management of portfolios, projects, resources, processes and finances. Approximately 300 enterprises have licensed ClarityTM for more than 300,000 users. Among these enterprises are brand names in a broad range of industries, including 3M, Royal Caribbean Cruise Lines, Harrah’s Entertainment, HSBC, Nissan, Unilever and VISA.

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

Overview of the Three and Six Months Ended July 31, 2004

We derive our revenue principally from licenses of our products, maintenance and support, and delivery of implementation services. We offer our products primarily through our direct sales force. We also offer our products indirectly through certain channel partners.

In the second quarter of fiscal 2005, license revenue, total revenue and net income increased substantially as compared to the second quarter of fiscal 2004. Compared to the second quarter of fiscal 2004, license revenue increased 129% to $7.2 million, total revenue increased 53% to $15.4 million and net income increased 131% to $0.5 million for the second quarter of fiscal 2005. During the first six months of fiscal 2005, license revenue, total revenue and net income also increased substantially as compared to the same period last year. Compared to the first half of fiscal 2004, license revenue increased 113% to $13.5 million, total revenue increased 50% to $29.7 million and net income increased 164% to $1.0 million for the first six months of fiscal 2005.

During the first six months of fiscal 2005, our unrestricted cash and cash equivalents balance increased by $2.3 million to $25.5 million as a result of higher earnings and strong collections during the period. Our accounts receivable balance at the end of the second quarter of fiscal 2005 increased $1.4 million compared to the first quarter of fiscal 2005 and $6.5 million compared to the second quarter of fiscal 2004. Our days sales outstanding for the second quarter of fiscal 2005 was 65 days compared to 61 days in the first quarter of fiscal 2005 and 41 days in the second quarter of fiscal 2004, which represents the average number of days that passed before we collected payment from our customers. The increase in days sales outstanding was mainly due to changes in revenue composition with license sales accounting for a larger portion of the total revenue mix and a greater percentage of our transactions occurring late in the quarter compared to prior periods.

Effective May 5, 2004, we re-listed our common stock on the NASDAQ National Market System, where it trades under the symbol “NIKU”.

Critical Accounting Policies, Methods and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to utilize accounting policies and make estimates and assumptions that affect our reported results. Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, our critical accounting policies include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts; and

•	estimating the restructuring reserves for vacated leased facilities.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended January 31, 2004 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies, Methods and Estimates.”

We had no significant change to our critical accounting policies and estimates since our previous filing on Form 10 Q, as filed with the SEC on June 14, 2004.

Stock-based Compensation

We continue to incur stock-based compensation for outstanding stock options that were repriced in November 2001 to the extent that the price of our common stock on the last day of a quarter exceeds the price at which the options were repriced. Based on the stock price of $9.29 as of July 31, 2004, we recorded approximately ($0.2) million of stock-based compensation charges in the second quarter of fiscal 2005 relating to options to purchase 61,000 shares of common stock outstanding. Stock-based compensation charges for the six months ended July 31, 2004 were effectively zero as the credit in the second quarter eliminated the $0.2 million charge recorded in the first quarter of fiscal 2005. This was the direct result of our stock price decreasing from $12.41 at the end of the first quarter to $9.29 at the end of the second quarter.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenue:
License	46.8%	31.3%	45.5%	32.0%
Maintenance and Service	53.2	68.7	54.5	68.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.0	1.3	2.0	0.6
Maintenance and Service	23.5	28.0	24.2	27.5

Total cost of revenue	25.5	29.3	26.2	28.1

Gross profit	74.5	70.7	73.8	71.9

Operating expenses:
Sales and marketing	37.2	33.6	37.5	35.0
Research and development	12.3	18.2	13.0	18.7
General and administrative	14.7	15.3	13.6	15.5
Restructuring and other	7.6	16.5	6.1	8.3
Stock-based compensation	(1.2)	0.7	—	0.7

Total operating expenses	70.6	84.3	70.2	78.2

Operating income (loss)	4.0	(13.6)	3.6	(6.3)
Interest income and other, net	0.3	(2.3)	0.2	(1.2)

Income (loss) before income taxes	4.3	(16.0)	3.9	(7.5)
Provision for income taxes	1.0	0.4	0.6	0.3

Net income (loss)	3.3%	(16.4)%	3.3%	(7.8)%

Revenue

The following table sets forth, for the periods indicated, our revenue (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Change%	2004	2003	Change%
License	$7,184	$3,131	129%	$13,515	$6,344	113%
Maintenance and Service	8,167	6,877	19%	16,189	13,503	20%

Total revenue	$15,351	$10,008	53%	$29,704	$19,847	50%

License. License revenue consists of revenue from licenses of our software products. License revenue accounted for 47% and 31% of total revenue for the three-month periods ended July 31, 2004 and 2003, respectively. License revenue increased by 129% or $4.1 million to $7.2 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. License revenue accounted for 46% and 32% of total revenue for the six-month periods ended July 31, 2004 and 2003, respectively. License revenue increased by 113% or $7.2 million to $13.5 million in the first half of fiscal 2005 as compared to the first half of fiscal 2004. We believe these increases were the result of the maturation of the market for IT-MG solutions and our increased presence in that market. We continue to invest in our direct sales resources and to build our partner network to meet the demand for our products. These activities have enabled us to penetrate the market and increase sales of our flagship product Clarity.

Maintenance and Service. Maintenance and service revenue consists of revenue from maintenance and support contracts and the delivery of implementation services. Maintenance and service revenue increased by 19% or $1.3 million to $8.2 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Maintenance and service revenue increased by 20% or $2.7 million to $16.2 million in the first half of fiscal 2005 as compared to the first half of fiscal 2004. The increase in maintenance and support revenue and growth in implementation services for both the second quarter and first half of fiscal 2005 compared to the same periods last year is a direct result of increases in new licenses.

Disaggregated revenue information is as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Change%	2004	2003	Change%
Maintenance and support	$4,215	$3,952	7%	$8,438	$8,103	4%
Implementation services	3,952	2,925	35%	7,751	5,400	44%

Maintenance and service revenues	$8,167	$6,877	19%	$16,189	$13,503	20%

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenue (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Change %	2004	2003	Change %
Costs of license	$309	$134	131%	$580	$110	427%
Costs of maintenance and service	3,612	2,807	29%	7,195	5,457	32%

Total cost of revenue	$3,921	$2,941	33%	$7,775	$5,567	40%

Cost of License Revenue. Cost of license revenue consists of royalties payable to third parties for software that is either embedded in or bundled with our software products, new product packaging, documentation, and shipping costs. Cost of license revenue increased $0.2 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, primarily due to an increase in license revenue of 129%. Cost of license revenue increased $0.5 million in the first half of fiscal 2005 as compared to the first half of fiscal 2004, primarily due to the 113% increase in license revenue partially offset by a reversal of $0.1 million of accrued royalty in the first half of fiscal 2004 as a result of a settlement with the vendor.

Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists of personnel-related expenses for our maintenance and support and implementation services personnel and the costs of third parties contracted to provide implementation services to our customers. Cost of services increased 29% or $0.8 million to $3.6 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily due to an increase of $0.2 million in services from third party contractors, an increase of $0.5 million in compensation-related expenses relating to an increase in headcount and a $0.1 million increase in personnel bonuses. Cost of services increased 32% or $1.7 million to $7.2 million in the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily due to an increase of $0.7 million in services from third party contractors, an increase of $0.8 million in compensation-related expenses due to an increase in headcount and a $0.2 million increase in personnel bonuses.

Operating Expenses

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Change %	2004	2003	Change %
Sales and marketing	$5,707	$3,364	70%	$11,127	$6,946	60%
Research and development	1,886	1,817	4%	3,862	3,714	4%
General and administrative	2,251	1,531	47%	4,051	3,068	32%
Restructuring	1,163	1,648	-29%	1,810	1,648	10%
Stock-based compensation	(188)	74	-354%	(12)	135	-109%

Total operating expenses	$10,819	$8,434	28%	$20,838	$15,511	34%

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs including salaries, benefits, bonuses and commissions; travel; marketing programs including customer conferences, promotional materials, trade shows and advertising; and bad debt allowances. Sales and marketing expenses increased 70% or $2.3 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily due to an increase of $1.7 million in commissions and other personnel-related costs related to an increase in headcount representing $0.8 million of the increase and increased commissions on higher license revenue levels representing $0.9 million of the increase, an increase in marketing activities of $0.2 million, an increase in travel of $0.2 million and an increase of $0.2 million related to reseller fees and translation costs. Sales and marketing expenses increased 60% or $4.2 million in the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily due to an increase of $2.9 million in commissions and other personnel-related costs related to an increase in headcount representing $1.3 million of the increase and increased commissions on higher license revenue levels representing $1.6 million of the increase, an increase in marketing activities of $0.5 million including advertising, brochure production, direct mailings and trade show participation, an increase in travel of $0.4 million and an increase of $0.3 million related to reseller fees and translation costs. Sales and marketing expense is likely to continue to increase in future periods as we continue to build out our sales and marketing infrastructure.

Research and Development. Research and development expenses consist primarily of personnel-related costs associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses increased 4% or $0.1 million in the second quarter of fiscal 2005 as compared with the second quarter of fiscal 2004. Research and development expenses increased 4% or $0.1 million in the first half of fiscal 2005 as compared with the first half of fiscal 2004. The increase for both the three and six month periods ended July 31, 2004 was primarily due to salary and bonus increases partially offset by a decrease in depreciation of $0.1 million for the first half of fiscal 2005 due to assets becoming fully depreciated.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs and other related costs for finance, human resources, information technology and legal department employees, professional services fees, and other general corporate expenses. General and administrative expenses increased by 47% or $0.7 million in the second quarter of fiscal 2005 as compared with the second quarter of fiscal 2004 primarily due to $0.5 million in services related to Sarbanes-Oxley compliance and $0.2 million related to a corporate bonus plan initiated this year. General and administrative expenses increased by 32% or $1.0 million in the first half of fiscal 2005 as compared with the first half of fiscal 2004 primarily due to $0.6 million in services related to Sarbanes-Oxley compliance and $0.3 million related to a corporate bonus plan initiated this year. We expect a decrease in general and administrative expenses in the second half of fiscal 2005 as compared to first half levels as we have completed our initial effort of complying with Sarbanes-Oxley.

Restructuring. In the three months ended July 31, 2004 we recorded $1.2 million in restructuring charges due to a revision of sublease income estimates in three of our vacated or partially vacated facilities. Total restructuring charges for the six months ended July 31, 2004 were $1.8 million related to the estimate revisions. Our policy is to review our sublease estimates in the second and fourth quarters of the fiscal year unless we receive evidence that a material change has occurred. The revisions to the estimates resulted from the fact that we will not realize the sublease opportunities as early as originally estimated resulting in the current charges. Due to the availability of competing office space near one of our facilities in California, we revised our sublease estimate for this facility, which resulted in an additional restructuring charge of $0.8 million in the second quarter of fiscal 2005. We also determined that we would not be able to sublease the vacated space in both of our New York City facilities as early as originally estimated. Therefore, we revised the sublease estimates for both of these facilities resulting in charges of $0.2 million for each facility for a total charge of $0.4 million in the second quarter of fiscal 2005. Total restructuring charges for the six months ended July 31, 2004 were $1.8 million. In addition to the charges taken in the current quarter, we recorded total restructuring charges of $0.6 million in the first quarter of fiscal 2005. These charges were the result of decreasing market rents for one of the New York City facilities for which we recorded a charge of $0.4 million, and the determination that we would not be able to sublease one of the California facilities because of the short remaining term under the lease which expires in June 2005 for which we recorded a charge of $0.2 million. If estimates regarding future sublease income change further, we could be required to record additional net lease commitment costs.

Stock-based Compensation. Based on the stock price of $9.29 as of July 31, 2004, we recorded approximately ($0.2) million of stock-based compensation expense in the second quarter of fiscal 2005 relating to repriced options to purchase 61,000 shares of common stock. Stock-based compensation expense for the six months ended July 31, 2004 was effectively zero as the credit in the second quarter eliminated the $0.2 million expense recorded in the first quarter of fiscal 2005. This was the direct result of our stock price decreasing from $12.41 at the end of the first quarter to $9.29 at the end of the second quarter. Stock-based compensation expense for the three and six months ended July 31, 2003 was $74,000 and $135,000, respectively. The stock-based compensation in the second quarter and first half of fiscal 2004 related to the amortization of stock options granted to our chief executive officer that were repriced in October 2002 and the amortization of stock options granted below fair market value prior to our initial public offering in February 2000.

The following table sets forth the amortization of stock-based compensation for the following functional groups in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Costs of Service	$(13)	$1	$(3)	$2
Sales and marketing	(19)	12	(1)	29
Research and development	(152)	5	(7)	13
General and Administrative	(4)	56	(1)	91

Total stock-based compensation	$(188)	$74	$(12)	$135

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for the periods indicated, (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Interest income	$88	$76	$221	$163
Interest expense	(8)	(46)	(31)	(138)
Other (expense), net	(30)	(262)	(122)	(273)

Interest and other income (expense), net	$50	$(232)	$68	$(248)

Interest and other income (expense), net, consists of interest income, interest expense and other non-operating income and expenses consisting primarily of foreign exchange gains and losses. The increase during the three and six months ended July 31, 2004 compared to the same periods last year is primarily due to a decrease in foreign exchange losses incurred as a result of the revaluation of our intercompany balances. Additionally, the increases were the result of increased interest earnings on higher cash balances and reduced interest expense on lower debt balances compared to the prior periods.

Provision for Income Taxes

The provision for income taxes increased 278% from $41,000 for the second quarter of fiscal 2004 to $155,000 for the second quarter of fiscal 2005. The provision increased 195% from $59,000 for the first half of fiscal 2004 to $174,000 for the first half of fiscal 2005. The increase in both of these periods is attributable to profitability being achieved in fiscal 2005, compared to losses in fiscal 2004, resulting in increased federal income taxes and foreign withholding taxes.

Liquidity and Capital Resources

The following table sets forth, as of the periods indicated, our cash and cash equivalents, working capital and stockholders’ equity (in thousands, except percentages):

	July 31, 2004	January 31, 2004	Change %
Cash and cash equivalents	$25,472	$23,200	10%
Working capital	$14,239	$10,456	36%
Stockholders’ equity	$9,129	$7,195	27%

Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and our business activities including licensing our software, providing related implementation services and maintenance fees. The cash from these sources is used for working capital and capital expenditures for our business. As of July 31, 2004, we had cash and cash equivalents of $25.5 million. We also maintained restricted cash in the amount of $1.1 million in the form of a certificate of deposit securing a letter of credit for a leased facility. We had bank borrowings under a bank line of credit of $4.3 million as of July 31, 2004, of which the entire amount was repaid in August 2004. As of July 31, 2004, we had working capital of $14.2 million, compared to working capital of $10.5 million as of January 31, 2004. The increase in working capital as of July 31, 2004 is primarily attributable to positive operating cash flow driven by an increase in sales plus proceeds from stock option and warrant exercises. As of July 31, 2004, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Factors That May Affect Future Results.”

Net cash provided by operating activities was $0.9 million during the first six months of fiscal 2005. The principal sources of cash generated by operating activities in fiscal 2005 was earnings from our business of $1.0 million, adjusted for non-cash expenses of $2.3 million related primarily to restructuring expenses of $1.8 million and depreciation of $0.5 million, a decrease in prepaid and other assets of $0.3, and an increase in accounts payable and accrued liabilities of $2.2 million related to increases for Sarbanes-Oxley compliance services of $0.5 million, accounting and legal fees of $0.4 million, outside services of $1.0 million and employee related costs of $0.3 million. These activities were offset by an increase in accounts receivable of $3.3 million primarily due to an increase in license transactions in the last month of the quarter ended July 31, 2004, a decrease in accrued restructuring of $0.9 million representing payments made on vacated facilities and a decrease in deferred revenue of $0.7 million due to the cyclical nature of maintenance renewals whereby more renewals occur closer to our fiscal year end.

Net cash used in operating activities was $5.3 million during the first six months of fiscal 2004. The primary uses of cash during this period were the net loss of $1.5 million, adjusted for non-cash expenses of $1.1 million related to depreciation of $0.8 million, bad debt expense of $0.2 million and amortization of deferred stock compensation of $0.1 million, a reduction of accounts payable balances of $0.8 million, a decrease in accrued liabilities of $1.5 million due to the payout of commissions and bonus’ for $0.4 million, payment of accrued taxes for $0.9 million and a reduction in other accrued expenses of $0.2 million, a decrease in accrued restructuring of $2.5 million attributable to payments for vacated facilities as well as lease termination fees, a decrease in deferred revenue of $2.0 million due to the cyclical nature of maintenance renewals whereby more renewals occur closer to our fiscal year end and an increase in prepaid insurance of $0.5 million for directors and officers and business insurance renewals. These uses of cash were offset by a decrease in accounts receivable of $2.4 million due to collections being higher than new billings for the period. Cash collections from customers during the first half of fiscal 2005 were $27.2 million compared to $21.7 million during the first half of fiscal 2004.

Net cash provided by investing activities was $0.5 million and $0.4 million in the first six months of fiscal 2005 and 2004, respectively. Net cash provided by investing activities in the first six months of fiscal 2005 was primarily due to proceeds of $0.4 million received from the repayment of a loan by our chief executive officer. Net cash provided by investing activities in the first six months of fiscal 2004 was primarily due to a release of investments of restricted cash and a decrease in deposits and other assets as a result of receiving proceeds from the repayment of a loan from our chief executive officer.

Net cash provided by financing activities was $0.9 million and $9.8 million for the first six months of fiscal 2005 and 2004, respectively. The principal source of our cash generated from financing activities during the first six months of fiscal year 2005 was proceeds from the issuance of common stock upon exercise of stock options and warrants. The principal sources of our cash generated from financing activities during the first six months of fiscal year 2004 was net proceeds from the issuance of common stock and warrants in connection with our private placement and proceeds from a bank line of credit, offset by repayment of a bank term loan.

On July 18, 2003, we entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by our tangible and intangible assets and accrues interest rate at prime rate plus 0.50% per annum (4.75% as of July 31, 2004). In July 2004, the line of credit was extended through August 2005 and certain financial covenants were amended. These amended covenants require: (1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal balance at each month end, (2) that we have no line of credit balance owing under the agreement for at least 30 days each calendar year, and (3) annual profitability determined in accordance with US GAAP of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of July 31, 2004, we were in compliance with all financial covenants. We had borrowings of $4.3 million as of July 31, 2004, which we repaid in August 2004.

In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipment from the vendor under a capital lease. At July 31, 2004, obligations for equipment held under the lease were approximately $0.5 million.

Although we cannot accurately predict all future contingencies, we believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital requirements for at least the next twelve months based on, among other things, our current revenue and expense projections.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of July 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations at July 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of credit (a)	$4,250	$4,250	$—	$—	$—
Operating leases (b)	19,977	5,258	9,466	2,253	3,000
Sublease income (b)	(7,595)	(1,072)	(3,812)	(1,128)	(1,583)
Capital leases	480	288	192	—	—
Purchase orders	2,198	2,083	115	—	—

Net contractual obligations	$19,310	$10,807	$5,961	$1,125	$1,417

(a)	Based on the terms of the July 18, 2003 line of credit financing as discussed in Note 8 to the condensed consolidated financial statements.
(b)	Included above are lease payments, net of estimated sublease income, relating to facilities that we have either vacated or terminated pursuant to our restructuring program. These payments amount to $2.5 million, $1.6 million, $1.3 million, $1.1 million, and $1.0 million for the twelve months ended July 31, 2005, 2006, 2007, 2008 and 2009 and $1.4 million thereafter. Estimated sublease income related to these vacated facilities is $1.1 million, $1.2 million, $1.5 million, $1.1 million, and $1.1 million for the twelve months ending July 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.6 million thereafter. Other restructuring costs accrued as of July 31, 2004 include $0.2 million to dissolve our inactive subsidiaries.

Recent Accounting Pronouncements

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. Adoption of EITF 03-01 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

We were incorporated in January 1998. Until fiscal 2004, our first profitable year, we experienced losses each year since inception. Although our financial results improved substantially in fiscal 2004, these improvements may not continue, and we may incur losses in the future. Additional losses would materially and adversely affect our business, including our ability to make the investments necessary to execute on our business plan.

Our quarterly financial results have fluctuated significantly in the past, and may fluctuate significantly in the future.

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development organizations. The primary competitive factors include product functionality, scalability, security, platform support for other enterprise requirements, ease of deployment, ease of use, price, and worldwide sales, support and professional services capabilities. Some of our competitors include:

•	privately-held providers of project management, portfolio management and professional services automation software; and

•	publicly-held software companies such as Compuware, Lawson Software, Mercury Interactive, Microsoft, Oracle, PeopleSoft, and SAP.

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

Implementation of products as complex as those we offer may be costly and time-consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or resources than they expected. Additionally, our financial results would be adversely impacted if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time consuming and expensive and could lead to customer dissatisfaction and increased expenses. In the event that customers become dissatisfied with this process, our reputation may be harmed and the acceptance of our products by the market may decrease.

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

International revenue represented 38% of our total revenue for the first six months of fiscal 2005, making international activities a significant part of our business. Accordingly, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, and Australia, or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials; and

•	tariffs, export controls and other trade barriers.

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

Additionally, we design our products to work with databases such as Oracle Database Server and Microsoft SQL Server, operating systems such as Sun Solaris, Microsoft Windows, HP UX, IBM AIX and application servers such as IronFlare Orion, BEA WebLogic, and IBM WebSphere. Any changes to those products or increasing popularity of other products might require us to modify one or both of our products or services and could cause us to delay releasing future products and enhancements. As a result, the timing and nature of new product introductions or product modifications, and increases and decreases in the market acceptance of these products, could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products, all of which could adversely affect our operating results.

If we are unable to protect and enforce our intellectual property rights, our competitors might be able to use our technologies to develop their own products, which would harm our ability to compete.

We regard substantial elements of our products as proprietary and the steps we take to protect our intellectual property may be inadequate, time-consuming, and expensive. These steps, however, may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could significantly harm our business and our ability to compete. For example, notwithstanding the security systems in place in 2002, Business Engine Corporation (Business Engine), a competitor, entered our network and misappropriated sales and development documents. As a result of this intrusion, we pursued litigation against Business Engine and the Department of Justice filed criminal charges against the then chief technology officer of Business Engine. While the former Business Engine Chief Technology Officer pled guilty in the criminal action and the civil litigation resulted in the payment to us by Business Engine of $5 million in fiscal 2003 and an agreement by Business Engine to have its products monitored by a third party for a year, it also required us to devote management time and expense to prosecute the litigation against Business Engine.

We have filed for three copyright registrations. Although registration is not required to obtain protection under copyright laws, if our registration applications are rejected, or we fail to register copyrights for some of our products or do not file in a timely manner, it may limit our ability to seek certain remedies available under such laws. Currently, we have one issued patent and other patent applications pending. Our current patent and patents that may be issued in the future may not provide us with competitive advantages over, or may be challenged by, third parties. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

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

Our standard product licenses provide that we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. There have been an increasing number of software patents issued, and this increased issuance rate heightens the likelihood of infringement claims. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. From time to time, in the past we have and in the future we expect to receive notices of potential infringement from third parties demanding that we cease any infringement and inviting us to take a license in order to continue marketing our products. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties, or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all. If any of the foregoing were to occur, there would be significant harm to our business.

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

Further, Walden VC and its related funds beneficially own 14% of our outstanding common stock as of July 31, 2004. This concentration of ownership gives Walden significant power to affect the outcome of matters requiring shareholder approval, including the election of directors or to delay a change in control of the business that may be in the best interests of other stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and market our products in North America, Europe, and recently, in the Asia-Pacific region. International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in local currency as well. Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Approximately 35% of our total revenue was made in currencies other than U.S. dollars in the second quarter of fiscal 2005. In addition to this revenue, our exposure to foreign exchange rate fluctuations arises from intercompany transactions in which certain costs incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk in the parent company in the United States. We are also exposed to foreign exchange rate fluctuations because the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. We expect that exchange rate fluctuations will affect our financial results in the future.

We have forward exchange contracts that are primarily used to hedge foreign currency exposure. In general, our forward foreign exchange contracts have terms of six months or less. Gains and losses on the settled contracts are included in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) filed as part of this report. As of July 31, 2004, we had forward contracts in the amount of $1.3 million Australian Dollars at a weighted-average exchange rate of ..70695 per U.S. Dollar that were settled in August 2004.

We will continually assess our needs to utilize financial instruments to hedge currency exposures in the future.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposit and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We believe our interest rate exposure on our line of credit is insignificant due to the short-term nature of our borrowings. Therefore, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including that of the Company, are in the process of being signed by the parties and approved by the Court. The Company does not presently expect to make any payment under the pending settlements. The history of this litigation is as follows: In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants (along with the individual officer and director defendants of such issuers) have agreed to settle the cases. In June 2004, final settlement papers were executed, submitted to the Court, and the parties are awaiting approval by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on July 14, 2004, the stockholders of Niku Corporation:

1. Elected to the Board of Directors of the Company Edward F. Thompson and Val E. Vaden to terms expiring in 2005, elected Ravi Chiruvolu and Matt Miller to terms expiring in 2006, and elected Joshua Pickus and Peter Thompson to terms expiring in 2007. The following table sets forth the votes for each director:

	Number of Shares Voted
	For	Against	Withheld
Edward F. Thompson	8,747,895	—	25,928
Val E. Vaden	8,610,959	—	162,864
Ravi Chiruvolu	8,611,061	—	162,762
Matt Miller	8,610,913	—	162,910
Joshua Pickus	8,747,805	—	26,018
Peter Thompson	8,747,905	—	25,918

2. Ratified the selection of KPMG LLP as the Company’s independent auditors for the current fiscal year ending January 31, 2005. The voting results were 8,743,739 - For; 24,180 - Against; and 5,904 - Abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3(3)	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4(4)	Registrant’s Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2003 on Form 10-Q filed on December 15, 2003.
(4)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(b)	Reports on Form 8-K.

On August 17, 2004, the Company furnished a Current Report on Form 8-K to announce its financial results for the quarter ended July 31, 2004.

On May 18, 2004, the Company furnished a Current Report on Form 8-K to announce its financial results for the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, County of San Mateo, State of California, on the 13th day of September 2004.

NIKU CORPORATION
(Registrant)

By:	/s/ JOSHUA PICKUS
Joshua Pickus
President and Chief Executive Officer

/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Chief Financial Officer

NIKU CORPORATION

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 31, 2004

Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3(3)	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4(4)	Registrant’s Amended and Restated Bylaws.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2003 on Form 10-Q filed on December 15, 2003.
(4)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.