Form 10-Q
period 2004-10-31
NIKU CORP
filed 2004-12-06
CIK 1076641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Yes  ☐    No  ☒

As of November 30, 2004, there were approximately 12,746,306 shares of the registrant’s common stock outstanding.

NIKU CORPORATION AND SUBSIDIARIES

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended October 31, 2004 and October 31, 2003	3
	Condensed Consolidated Balance Sheets (unaudited) as of October 31, 2004 and January 31, 2004	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended October 31, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 6.	Exhibits and Reports on Form 8-K	34

Signatures		36

Exhibit Index		37

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenue:
License	$7,404	$6,048	$20,919	$12,392
Maintenance and Service	9,160	6,487	25,349	19,990

Total revenue	16,564	12,535	46,268	32,382

Cost of revenue:
License	295	254	875	364
Maintenance and Service	4,416	3,089	11,611	8,546

Total cost of revenue	4,711	3,343	12,486	8,910

Gross profit	11,853	9,192	33,782	23,472

Operating expenses:

Sales and marketing	6,385	4,800	17,512	11,746
Research and development	2,073	1,901	5,935	5,615
General and administrative	1,778	1,758	5,829	4,826
Restructuring and other	—	312	1,810	1,960
Stock-based compensation	326	93	314	228

Total operating expenses	10,562	8,864	31,400	24,375

Income (loss) from operations	1,291	328	2,382	(903)

Interest and other income (expense), net	274	149	342	(99)

Income (loss) before income taxes	1,565	477	2,724	(1,002)

Provision for income taxes	199	32	373	91

Net income (loss)	$1,366	$445	$2,351	$(1,093)

Basic net income (loss) per share	$0.11	$0.04	$0.19	$(0.10)

Weighted average common shares used in computing basic net income (loss) per share	12,585	11,933	12,392	11,435

Diluted net income (loss) per share	$0.10	$0.04	$0.18	$(0.10)

Weighted average common shares used in computing diluted net income (loss) per share	13,293	12,461	13,043	11,435

Comprehensive income (loss):
Net income (loss)	$1,366	$445	$2,351	$(1,093)
Foreign currency translation adjustments	140	89	72	181

Comprehensive income (loss)	$1,506	$534	$2,423	$(912)

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$24,640	$23,200
Restricted cash	982	—
Accounts receivable, net of allowances of $374 and $797 as of October 31, 2004 and January 31, 2004, respectively	13,050	7,794
Prepaid expenses and other current assets	1,641	2,345

Total current assets	40,313	33,339

Restricted cash, less current portion	—	1,108
Property and equipment, net	1,204	1,281
Deposits and other assets	298	888

Total assets	$41,815	$36,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,634	$320
Accrued liabilities	9,285	7,075
Accrued restructuring	2,764	1,812
Bank borrowings	—	4,250
Short-term portion of capital lease obligations	387	121
Deferred revenue	8,693	9,305

Total current liabilities	23,763	22,883

Long-term accrued restructuring	5,967	6,430
Long-term portion of capital lease obligations	194	108

Total liabilities	29,924	29,421

Stockholders’ equity	11,891	7,195

Total liabilities and stockholders’ equity	$41,815	$36,616

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,351	$(1,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	711	1,190
Restructuring and other	1,810	342
Stock-based compensation	314	228
Provision for (recovery of) doubtful accounts receivable	(114)	423
Issuance of common stock for services received	—	20
Gain on sale of property and equipment	(3)	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,142)	409
Prepaid expenses and other current assets	704	(384)
Accounts payable	2,314	(1,270)
Accrued liabilities	2,210	429
Accrued restructuring	(1,321)	(3,365)
Deferred revenue	(612)	(2,156)

Net cash provided by (used in) operating activities	3,222	(5,241)

Cash flows from investing activities:
Purchases of property and equipment	(111)	(84)
Proceeds from sale of property and equipment	3	35
Releases of investments of restricted cash, net	126	229
Deposits and other assets	590	232

Net cash provided by investing activities	608	412

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,959	128
Issuance of common stock and warrants in connection with a private placement, net	—	10,164
Proceeds from (repayment of) bank line of credit, net	(4,250)	4,250
Repayment of bank term loan	—	(4,750)
Repayment of capital lease obligations	(170)	(41)

Net cash provided by (used in) financing activities	(2,461)	9,751

Net increase in cash and cash equivalents	1,369	4,922
Effect of exchange rate changes	71	162
Cash and cash equivalents, beginning of period	23,200	16,670

Cash and cash equivalents, end of period	$24,640	$21,754

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$25	$138

Cash paid for income taxes during the period	$136	$147

Noncash investing and financing activities:
Deferred stock-based compensation	$—	$123

Property and equipment acquired under capital lease	$512	$159

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

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

Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance, support, implementation and hosting services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support, implementation, and hosting services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s renewal rates for this element. VSOE for implementation services is determined based upon the engagement labor rates for this element. VSOE for hosting services is determined based upon the rates applicable to the duration of the hosting arrangement, when the same element is sold separately.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Allowance for Doubtful Accounts

The Company makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay, and collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative expenses. The Company reviews any invoice greater than 30 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. As of October 31, 2004, the accounts receivable balance was $13.1 million, net of an allowance for doubtful accounts of $0.4 million. As of January 31, 2004, the accounts receivable balance was $7.8 million, net of an allowance for doubtful accounts of $0.8 million. The decrease in the allowance for doubtful accounts is in part the result of collecting a settlement on a receivable that was specifically reserved. In addition, during the Company’s regular review of its allowance for doubtful accounts, it was determined that the allowance for doubtful accounts should be adjusted downward by $0.2 million during the third quarter of fiscal 2005 to reflect the Company’s actual recent historical loss experience.

Stock-Based Compensation

At October 31, 2004, options to purchase approximately 52,000 shares of common stock were outstanding that the Company repriced in November 2001 in a manner that gave rise to variable accounting treatment whereby the aggregate intrinsic value of the outstanding repriced options is continuously remeasured and a credit or charge is recorded to stock-based compensation expense each period based on the closing price of the Company’s common stock at the end of the period. The Company recorded a charge of $0.3 million to stock-based compensation expense in the third quarter of fiscal 2005 as a result of this remeasurement.

Stock-based compensation is attributable to repriced options in the following functional groups (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Cost of Services	$23	$8	$20	$10
Sales and marketing	33	10	32	39
Research and development	263	70	256	83
General and Administrative	7	5	6	96

	$326	$93	$314	$228

In future periods, stock-based compensation related to repriced options will vary based on the number of repriced options outstanding and the Company’s stock price on the financial statement reporting date. As of October 31, 2004, there were repriced options outstanding to purchase approximately 52,000 shares of common stock.

The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Stock-based compensation is being amortized over the vesting period of the individual award in a manner consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Statement No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock-Based Compensation.” The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of this standard, the following pro forma disclosure may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

Had compensation costs been recorded by the Company in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income (loss), as reported	$1,366	$445	$2,351	$(1,093)
Add: Stock-based employee compensation expenses included in reported net income (loss)	326	93	314	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(967)	(801)	(2,846)	(2,490)

Pro forma net income (loss)	$725	$(263)	$(181)	$(3,355)

Net income (loss) per share, as reported:
Basic	$0.11	$0.04	$0.19	$(0.10)

Diluted	$0.10	$0.04	$0.18	$(0.10)

Pro forma net income (loss) per share:
Basic	$0.06	$(0.02)	$(0.01)	$(0.29)

Diluted	$0.05	$(0.02)	$(0.01)	$(0.29)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Expected life (years)	4.0	4.0	4.0	3.0
Risk-free interest rate	2.85%	3.08%	2.75%	2.03%
Volatility	133%	148%	132%	144%

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Recent Accounting Pronouncements

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 was initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB issued a final FASB Staff Position, FSP EITF 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. Adoption of EITF 03-01 will not have a material impact on the Company’s consolidated financial position or results of operations.

During March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock-Based Compensation.” The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in its financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See “Stock-Based Compensation” above for pro forma disclosures regarding the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of this standard, the pro forma disclosures above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

Note 2. Restructuring

The Company recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program as required under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring). The fair value of costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee determined with input from local commercial real estate brokerages. The Company reviews these estimates in the second and fourth quarter of each fiscal year or anytime it has persuasive evidence that a change in the estimate has occurred. No additional charges were taken during the third quarter of fiscal 2005.

In the second quarter of fiscal 2005, the Company recorded $1.2 million in restructuring charges primarily as a result of the Company’s revised assessment of sublease opportunities for facilities the Company had previously vacated. Due to the availability of competing office space near a partially vacated facility in California, the Company revised its sublease estimate for this facility, which resulted in a restructuring charge of $0.8 million. The Company also determined that it would not be able to sublease the vacated space in both of its vacated and partially vacated New York City facilities as early as originally estimated. The Company therefore revised its sublease estimates for both of these facilities resulting in charges of $0.2 million for each facility for a total charge of $0.4 million.

In the first quarter of fiscal 2005, the Company recorded restructuring charges of $0.6 million. These charges were primarily the result of decreasing market rents for one of the Company’s New York City facilities for which the Company recorded a charge of $0.4 million, and the determination that the Company would not be able to sublease a portion of one of its partially vacated California facilities because of the short remaining term under the lease which expires in June 2005 for which the Company recorded a charge of $0.2 million. If

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

estimates regarding future sublease income change further, the Company could be required to record additional net lease commitment costs.

The table below represents restructuring activities in the quarter ended October 31, 2004 (in thousands):

	Accrued as of July 31, 2004	Restructuring Charges in the Three Months Ended October 31, 2004	Paid In the Three Months Ended October 31, 2004	Accrued as of October 31, 2004
Restructuring initiated in fiscal 2003:
Net lease commitment costs on vacated facilities	$559	$—	$(126)	$433
Computer and car leases	18	—	—	18
Other exit costs	209	—	(37)	172
Restructuring initiated in fiscal 2002:
Net lease commitment costs on vacated facilities	8,385	—	(277)	8,108

Total	$9,171	$—	$(440)	$8,731

The table below represents restructuring activities during the nine months ended October 31, 2004 (in thousands):

	Accrued as of January 31, 2004	Restructuring Charges (Credits) in the Nine Months Ended October 31, 2004	Paid In the Nine Months Ended October 31, 2004	Accrued as of October 31, 2004
Restructuring initiated in fiscal 2003:
Net lease commitment costs on vacated facilities	$590	$221	$(378)	$433
Computer and car leases	79	(49)	(12)	18
Other Exit Costs	354	(69)	(113)	172
Restructuring initiated in fiscal 2002:
Net lease commitment costs on vacated facilities	7,219	1,707	(818)	8,108

Total	$8,242	$1,810	$(1,321)	$8,731

The Company expects that of the restructuring charges accrued as of October 31, 2004, other exit costs, primarily related to legal and administrative costs for liquidation of various foreign subsidiaries, will be paid no later than December 2005, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

As of October 31, 2004, future lease payments, net of estimated sublease income, relating to facilities that the Company vacated pursuant to the restructuring program amount to $2.6 million, $1.5 million, $1.2 million, $1.1 million and $0.9 million for the twelve months ending October 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.2 million thereafter. Other restructuring costs accrued as of October 31, 2004 included $0.2 million in legal and accounting fees to dissolve our inactive subsidiaries. These amounts are recorded in accrued

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

restructuring and long-term accrued restructuring on the Condensed Consolidated Balance Sheets. As of October 31, 2004, estimated sublease income related to these vacated facilities amounts to $1.3 million, $1.4 million, $1.4 million, $1.1 million, and $1.1 million for the twelve months ending October 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.3 million thereafter.

Note 3. Net Income (Loss) Per Common Share

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,366	$445	$2,351	$(1,093)

Denominator:
Denominator for basic net income (loss) per share - Weighted average shares outstanding	12,585	11,933	12,392	11,435
Employee stock options and other	708	528	651	—

Denominator for diluted net income (loss) per share - Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	13,293	12,461	13,043	11,435

Basic net income (loss) per share	$0.11	$0.04	$0.19	$(0.10)

Diluted net income (loss) per share	$0.10	$0.04	$0.18	$(0.10)

The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations because the exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Shares issuable under stock options	56	137	63	232

Shares issuable under warrants	—	5	—	5

The nine month weighted-average exercise price of anti-dilutive options outstanding as of October 31, 2004 and 2003 that were not included in the above calculation, was $10.34 and $4.02 per share, respectively. There were no anti-dilutive warrants outstanding as of October 31, 2004. The weighted-average exercise price of anti-dilutive warrants as of October 31, 2003 was $4.55 per share.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Note 4. Related Party Transaction

At January 31, 2004, the Company’s chief executive officer owed the Company $430,000 under the terms of an existing loan. During the first quarter of fiscal year 2005, the loan balance was paid in full, including interest. As of October 31, 2004, there was no outstanding principal or interest owed on this loan.

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended October 31, 2004 and 2003, respectively, includes foreign currency translation adjustments in addition to net income. Tax effects of the “other” components of comprehensive income have not been material. Accumulated other comprehensive income as of October 31, 2004 and January 31, 2004 was $0.4 million and $0.4 million, respectively, and was comprised of accumulated foreign currency translation adjustments.

Note 6. Segment Reporting

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

Disaggregated revenue information is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003
Services:
Maintenance and support	$4,322	$3,815	$12,760	$11,918
Implementation services	4,838	2,672	12,589	8,072

	$9,160	$6,487	$25,349	$19,990

The Company markets its products in the United States and internationally. International sales are primarily to customers in the United Kingdom, the Netherlands and the rest of Europe and the Asia-Pacific region. Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
United States	$10,261	$5,754	$28,629	$17,890
United Kingdom	2,761	4,284	7,886	6,849
The Netherlands	1,238	1,042	3,617	3,438
Europe and other	1,009	1,455	3,348	4,205
Asia-Pacific	1,295	—	2,788	—

	$16,564	$12,535	$46,268	$32,382

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

There were no customers individually representing 10% or more of accounts receivable as of October 31, 2004 and 2003, respectively. There were no customers individually representing 10% or more of total revenue for the three and nine months ended October 31, 2004. There was one customer representing more than 20% and nearly 10% of total revenue in the three and nine months ended October 31, 2003, respectively.

Note 7. Bank Borrowings and Other Obligations

The Company had no borrowings under its bank line of credit as of October 31, 2004. The history and terms of the line of credit are as follows: on July 18, 2003, the Company entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by the Company’s tangible and intangible assets and accrues interest at prime rate plus 0.50% per annum (5.25% as of October 31, 2004). In July 2004, the line of credit was extended through August 2005 and certain financial covenants were amended. These amended covenants require (1) minimum cash and cash equivalent balances equal to at least 1.25 times the outstanding principal balance at each month end, (2) that the Company has no line of credit balance owing under the agreement for at least 30 days each calendar year, and (3) annual profitability determined in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of October 31, 2004, the Company was in compliance with all financial covenants.

In August 2003, the Company entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables the Company to lease equipment from the vendor under a capital lease. At October 31, 2004, obligations for equipment held under the lease were approximately $0.6 million.

Interest expense was $15,000 and $3,000 during the three-month periods ended October 31, 2004 and 2003, respectively. Interest expense was $45,000 and $141,000 during the nine-month periods ended October 31, 2004 and 2003, respectively.

Note 8. Derivative Financial Instruments

The Company uses forward exchange contracts primarily to hedge foreign currency exposure. In general, the forward foreign exchange contracts have terms of six months or less. Gains and losses on the settled contracts are included in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of October 31, 2004, the Company had no forward contracts outstanding.

Note 9. Litigation

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including that of the Company, are in the process of being signed by the parties and approved by the Court. The Company does not presently expect to make any payment under the pending settlements. The history of this litigation is as follows: In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(Unaudited)

they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants (along with the individual officer and director defendants of such issuers) have agreed to settle the cases. In June 2004, final settlement papers were executed, submitted to the Court, and the parties are awaiting approval by the Court. No amount is accrued as of October 31, 2004 as a loss in this matter is not considered probable.

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

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as “expects,” “anticipates,” “intends,” “could,” “may,” “believes” or “estimates” or similar language identify forward-looking statements, as do the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	our future business, financial condition and results of operations;

•	maintaining and expanding market acceptance of our products or services;

•	competitiveness of our products or services;

•	customer satisfaction with our products or services;

•	any statements of belief; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section of this report entitled “Factors That May Affect Future Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections in other documents filed with the SEC under similar captions. You should consider the risk factors and uncertainties under the caption “Factors That May Affect Future Results,” among other things, in evaluating our prospects and future financial performance. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements in this report or such other document in which they are found, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

Business Overview

We provide IT management and governance (IT-MG) software for large enterprises. Our core product, Clarity, centralizes IT oversight and governance functions while permitting distributed management of IT activities. At a strategic level, customers deploy our solutions to align IT initiatives with business priorities, control IT costs and meet increased compliance requirements. At a tactical level, customers use our products to achieve more efficient use of IT resources and deliver controlled and predictable execution of projects, programs and initiatives.

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 305 Main Street, Redwood City, CA 94063, and our telephone number is (650) 298-4600. Our website is http://www.niku.com. The information on our website does not constitute part of this report.

Overview of the Three and Nine Months Ended October 31, 2004

We derive our revenue principally from licenses of our products, maintenance and support, and delivery of implementation services. We offer our products primarily through our direct sales force. We also offer our products indirectly through certain channel partners.

In the third quarter of fiscal 2005, license revenue, total revenue and net income increased compared to the third quarter of fiscal 2004. License revenue increased 22% to $7.4 million, total revenue increased 32% to $16.6 million and net income increased 207% to $1.4 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. During the nine months ended October 31, 2004, license revenue, total revenue and net income also increased compared to the same period last year. License revenue increased 69% to $20.9 million, total revenue increased 43% to $46.3 million and net income increased 315% to $2.4 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. We believe these increases were the result of our increasing presence and leadership in the IT-Management and Governance market. We will continue to invest in our direct sales resources and to build our indirect channels to broaden our distribution capabilities.

In September 2004, we held our first Global User Conference since 2000. Over 300 customers and partners attended this three day event.

During the nine months ended October 31, 2004, our unrestricted cash and cash equivalents balance increased by $1.4 million to $24.6 million as a result of higher earnings and continuing strong collections during the period. Our accounts receivable balance at the end of the third quarter of fiscal 2005 increased $6.7 million to $13.1 million compared to $6.4 million at the end of the third quarter of fiscal 2004. Our days sales outstanding, which represents the average number of days that passed before we collected payment from our customers, was 71 days at the end of the third quarter of fiscal 2005 compared to 46 days at the end of the third quarter of fiscal 2004. The increase in days sales outstanding was mainly due to an increasing number of license transactions and a greater percentage of license transactions occurring late in the quarter compared to the prior period.

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

We had no significant change to our critical accounting policies and estimates since our previous filing on Form 10K, as filed with the SEC on April 14, 2004.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenue:
License	44.7%	48.2%	45.2%	38.3%
Maintenance and Service	55.3	51.8	54.8	61.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.8	2.0	1.9	1.1
Maintenance and Service	26.7	24.6	25.1	26.4

Total cost of revenue	28.4	26.7	27.0	27.5

Gross profit	71.6	73.3	73.0	72.5

Operating expenses:
Sales and marketing	38.5	38.3	37.8	36.3
Research and development	12.5	15.2	12.8	17.3
General and administrative	10.7	14.0	12.6	14.9
Restructuring and other	—	2.5	3.9	6.1
Stock-based compensation	2.0	0.7	0.7	0.7

Total operating expenses	63.8	70.7	67.9	75.3

Operating income (loss)	7.8	2.6	5.1	(2.8)

Interest and other income (expense), net	1.7	1.2	0.7	(0.3)

Income (loss) before income taxes	9.4	3.8	5.9	(3.1)

Provision for income taxes	1.2	0.3	0.8	0.3

Net income (loss)	8.2	3.6	5.1	(3.4)

Revenue

The following table sets forth, for the periods indicated, our revenue (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2004	2003	Change %	2004	2003	Change %
License	$7,404	$6,048	22%	$20,919	$12,392	69%
Maintenance and Service	9,160	6,487	41%	25,349	19,990	27%

Total revenue	$16,564	$12,535	32%	$46,268	$32,382	43%

License. License revenue consists of revenue from licenses of our software products. License revenue accounted for 45% and 48% of total revenue for the three-month periods ended October 31, 2004 and 2003, respectively. License revenue increased by 22% or $1.4 million to $7.4 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. This increase was the result of a greater number of transactions and an increase in the average transaction size, excluding one large multi-million dollar transaction in the third quarter of fiscal 2004. License revenue accounted for 45% and 38% of total revenue for the nine-month periods ended October 31, 2004 and 2003, respectively. License revenue increased by 69% or $8.5 million to $20.9 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This increase was the result of a greater number of transactions and an increase in the average transaction size, excluding the same large multi-million dollar transaction in the nine months ended October 31, 2003.

Disaggregated revenue information is as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2004	2003	Change %	2004	2003	Change %
Maintenance and support	$4,322	$3,815	13%	$12,760	$11,918	7%
Implementation services	4,838	2,672	81%	12,589	8,072	56%

Maintenance and service revenues	$9,160	$6,487	41%	$25,349	$19,990	27%

Maintenance and Support. Maintenance and support revenue consists of revenue from maintenance and support contracts. Maintenance and support revenue increased by 13% or $0.5 million to $4.3 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Maintenance and support revenue increased by 7% or $0.8 million to $12.8 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. The increase in maintenance and support revenue for both the third quarter and nine months ended October 31, 2004 compared to the same periods last year is a direct result of new licenses and more customer renewals.

Implementation Services. Implementation services revenue consists of revenue from the delivery of implementation services. Implementation services revenue increased by 81% or $2.2 million to $4.8 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Implementation services revenue increased by 56% or $4.5 million to $12.6 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. The growth in implementation services for both the third quarter and nine months ended October 31, 2004 compared to the same periods last year is a direct result of an increase in new license transactions and customers requesting implementation services. In addition, implementation services revenue increased as a result of additional users being implemented at existing customers.

Cost of Revenue

The following table sets forth, for the periods indicated, our cost of revenue (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2004	2003	Change %	2004	2003	Change %
Cost of license	$295	$254	16%	$875	$364	140%
Cost of maintenance	725	582	25%	2,047	1,608	27%
Cost of implementation services	3,691	2,507	47%	9,564	6,938	38%

Total cost of revenue	$4,711	$3,343	41%	$12,486	$8,910	40%

Cost of License Revenue. Cost of license revenue consists of royalties payable to third parties for software that is either embedded in or bundled with our software products, new product packaging, documentation, and shipping costs. Cost of license revenue increased 16% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, primarily due to an increase in license revenue. Cost of license revenue increased 140% in the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003, primarily due to the 69% increase in license revenue, partially offset by a reversal of $0.1 million of accrued royalty during the nine months ended October 31, 2003.

Cost of Maintenance Revenue. Cost of maintenance revenue consists of personnel-related expenses for our maintenance and support services to our customers and an allocation of overhead costs for information technology and facilities. Cost of maintenance increased 25% or $0.1 million to $0.7 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to an increase in compensation expenses relating to an increase in headcount. Cost of maintenance increased 27% or $0.4 million to $2.0 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 primarily due to an increase in compensation expenses related to an increase in headcount.

Cost of Implementation Services Revenue. Cost of implementation services revenue consists of personnel-related expenses and the costs of third parties contracted to provide implementation services to our customers and an allocation of overhead costs for information technology and facilities. Cost of implementation services increased 47% or $1.2 million to $3.7 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to an increase of $0.8 million in services from third party contractors for our implementation services and an increase of $0.3 million in compensation expenses relating to an increase in headcount. Cost of implementation services increased 38% or $2.6 million to $9.6 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 primarily due to an increase of $1.5 million in services from third party contractors for our implementation services, an increase of $0.7 million in compensation expenses due to an increase in headcount and a $0.2 million increase in personnel bonuses.

Operating Expenses

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2004	2003	Change %	2004	2003	Change %
Sales and marketing	$6,385	$4,800	33%	$17,512	$11,746	49%
Research and development	2,073	1,901	9%	5,935	5,615	6%
General and administrative	1,778	1,758	1%	5,829	4,826	21%
Restructuring and other	—	312	-100%	1,810	1,960	-8%
Stock-based compensation	326	93	251%	314	228	38%

Total operating expenses	$10,562	$8,864	19%	$31,400	$24,375	29%

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs including salaries, benefits, bonuses and commissions; travel; marketing programs including customer conferences, promotional materials, trade shows and advertising; and bad debt allowances. Sales and marketing expenses increased 33% or $1.6 million in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. This increase includes $0.5 million in increased commissions on higher license revenue levels, $0.5 million in headcount and salary increases, $0.4 million in increased travel and $0.2 million in increased marketing activities. As a part of our regular review of our bad debt allowance, we determined that the allowance for bad debt should be adjusted downward to reflect our actual recent historical loss experience. Accordingly, we reversed $0.2 million of the bad debt allowance in the third quarter of fiscal 2005. Sales and marketing expenses increased 49% or $5.8 million in the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003. This increase includes $2.2 million in increased commissions on higher license revenue levels, $1.7 million in headcount additions, $0.8 million in increased travel, $0.7 million in increased marketing activities and $0.4 million in increased reseller fees and translation costs. Sales and marketing expense is likely to continue to increase in future periods as we continue to build out our sales and marketing infrastructure.

Research and Development. Research and development expenses consist primarily of personnel-related costs associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses increased 9% or $0.2 million in the third quarter of fiscal 2005 as compared with the third quarter of fiscal 2004. Research and development expenses increased 6% or $0.3 million in the nine months ended October 31, 2004 as compared with the nine months ended October 31, 2003. The increase for both the three and nine months ended October 31, 2004 was primarily due to salary and bonus increases related to headcount additions partially offset by a decrease in depreciation of $0.1 million for the nine month period ended October 31, 2004 due to assets becoming fully depreciated.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs and other related costs for finance, human resources, information technology and legal department employees, professional services fees, and other general corporate expenses. General and administrative expenses increased by 1% in the third quarter of fiscal 2005 as compared with the third quarter of fiscal 2004. Although headcount increased from the prior period and we had expenses relating to Sarbanes-Oxley compliance during the third quarter of fiscal 2005, a reduction in facilities expense and depreciation charges offset these increases. During the third quarter of fiscal 2005, we did not record bonus expense due to management’s conclusion that bonuses had been adequately accrued for as of October 31, 2004. General and administrative expenses increased by 21% or $1.0 million in the nine months ended October 31, 2004 as compared with the nine months ended October 31, 2003 primarily due to $0.8 million in services related to Sarbanes-Oxley compliance and $0.2 million related to a corporate bonus plan initiated this year. We experienced a decrease in general and administrative expenses in the third quarter of fiscal 2005 compared to each of the first two quarters as our expenses of complying with Sarbanes-Oxley decreased in the third quarter of fiscal 2005, as we near completion of our assessment of our internal controls over financial reporting.

Restructuring. In the three months ended October 31, 2004, we did not need to record any restructuring charges. Total restructuring charges for the nine months ended October 31, 2004 were $1.8 million related to estimate revisions of sublease income for our vacated or partially vacated facilities. Our policy is to review our sublease estimates in the second and fourth quarters of the fiscal year unless we receive evidence that a material change has occurred. The revisions to the estimates resulted from the fact that we will not realize the sublease opportunities as early as originally estimated. Due to the availability of competing office space near a partially vacated facility in California, we revised our sublease estimate for this facility, which resulted in an additional restructuring charge of $0.8 million in the second quarter of fiscal 2005. We also determined that we would not be able to sublease the vacated space in our partially vacated New York City facility as early as originally estimated. We revised the sublease estimate for this facility resulting in a charge of $0.2 million and we revised the sublease estimate for our subleased facility in New York City resulting in a charge of $0.2 million for a total charge of $0.4 million in the second quarter of fiscal 2005. In addition to the charges taken in the second quarter, we recorded restructuring charges of $0.6 million in the first quarter of fiscal 2005. These charges were the result of decreasing market rents for our partially vacated New York City facility for which we recorded a charge of $0.4 million, and the determination that we would not be able to sublease a partially vacated California facility because of the short remaining term under the lease which expires in June 2005, for which we recorded a charge of $0.2 million. At the end of the second quarter of fiscal 2005, we had two partially vacated facilities for which we were seeking sublease tenants. In November 2004, we executed a sublease for a portion of the partially vacated facility in California for which we have received the landlords required consent. In addition, we are currently in negotiations with a potential sublease tenant for our partially vacated facility in New York City. If the agreement for the New York City facility is finalized, we will have the remaining portion of the partially vacated facility in California to sublease. Also, the current sublease for our vacated New York City facility will expire in April 2005. Unless the current sublease tenant renews for an additional term, we will have to remarket the facility. If estimates regarding future sublease income change further, we could be required to record additional net lease commitment costs.

Stock-based Compensation. We continue to incur stock-based compensation for outstanding stock options that were repriced in November 2001 to the extent that the price of our common stock on the last day of a quarter exceeds the price at which the options were repriced. Based on the stock price of $14.60 as of October 31, 2004, we recorded approximately $0.3 million of stock-based compensation expense in the third quarter of fiscal 2005 relating to repriced options to purchase approximately 52,000 shares of common stock. This was the direct result of our stock price increasing from $9.29 at the end of the second quarter to $14.60 at the end of the third quarter. Stock-based compensation expense for the nine months ended October 31, 2004 was $0.3 million. Stock-based compensation expense for the three and nine months ended October 31, 2003 was $0.1 million and $0.2 million, respectively. The stock-based compensation for the three and nine months ended October 31, 2003 related to the amortization of stock options granted to our chief executive officer that were repriced in October 2002 and the amortization of stock options granted below fair market value prior to our initial public offering in February 2000.

The following table sets forth the amortization of stock-based compensation for the following functional groups in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended, October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Cost of Service	$23	$8	$20	$10
Sales and marketing	33	10	32	39
Research and development	263	70	256	83
General and Administrative	7	5	6	96

Total stock-based compensation	$326	$93	$314	$228

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for the periods indicated, (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Interest income	$108	$61	$329	$223
Interest expense	(14)	(3)	(45)	(141)
Other income (expense), net	180	91	58	(181)

Interest and other income (expense), net	$274	$149	$342	$(99)

Interest and other income (expense), net, consists of interest income, interest expense and other non-operating income and expenses consisting primarily of foreign exchange gains and losses. The increase during the three and nine months ended October 31, 2004 compared to the same periods last year is primarily due to a decrease in foreign exchange losses incurred as a result of the revaluation of our intercompany balances. Foreign exchange gains were $55,000 and $76,000 for the three months ended October 31, 2004 and 2003, respectively. Foreign exchange losses were $66,000 and $198,000 for the nine months ended October 31, 2004 and 2003, respectively. Additionally, the increases were the result of increased interest earnings on higher cash balances and reduced interest expense on lower debt balances compared to the prior periods.

Provision for Income Taxes

The provision for income taxes increased 522% from $32,000 for the third quarter of fiscal 2004 to $199,000 for the third quarter of fiscal 2005. The provision increased 310% from $91,000 for the nine months ended October 31, 2003 to $373,000 for the nine months ended October 31, 2004. The increase in both of these periods is attributable to profitability being achieved in fiscal 2005, compared to losses in fiscal 2004, resulting in increased foreign income taxes and corporate minimum taxes in the United States which cannot be offset by our net operating loss carryforwards. Additionally, we had increased sales to foreign locations requiring foreign withholding taxes.

Liquidity and Capital Resources

The following table sets forth, as of the periods indicated, our cash and cash equivalents, working capital and stockholders’ equity (in thousands, except percentages):

	October 31, 2004	January 31, 2004	Change %
Cash and cash equivalents	$24,640	$23,200	6%
Working capital	$16,550	$10,456	58%
Stockholders’ equity	$11,891	$7,195	65%

Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and our business activities including licensing our software, providing related implementation services and maintenance fees. The cash from these sources is used for working capital and capital expenditures for our business. As of October 31, 2004, we had cash and cash equivalents of $24.6 million. We also maintained restricted cash in the amount of $1.0 million in the form of a certificate of deposit securing a letter of credit for a leased facility. As of October 31, 2004, we had no bank borrowings under our revolving credit facility. As of October 31, 2004, we had working capital of $16.6 million, compared to working capital of $10.5 million as of January 31, 2004. The increase in working capital as of October 31, 2004 is primarily attributable to positive operating cash flows driven by an increase in sales as well as proceeds from stock option and warrant exercises. As of October 31, 2004, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Factors That May Impact Future Operating Results.”

Net cash provided by operating activities was $3.2 million during the nine months ended October 31, 2004. The principal sources of cash generated by operating activities in fiscal 2005 was net income from our business of $2.4 million, adjusted for non-cash expenses of $2.7 million related primarily to restructuring expenses of $1.8 million, depreciation of $0.7 million, amortization of stock based compensation of $0.3 million and an offsetting decrease in the bad debt allowance of $0.1 million. Our cash flows were also favorably impacted by an increase in accounts payable and accrued liabilities of $4.5 million related to increases for outside services of $2.5 million, taxes payable of $0.9 million, accounting and legal fees of $0.4 million, employee related cost of $0.4 million and Sarbanes-Oxley compliance services of $0.3 million and a decrease in prepaid and other assets of $0.7 million. These activities were offset by an increase in accounts receivable of $5.1 million primarily due to an increase in license transactions in the last month of the quarter ended October 31, 2004, a decrease in accrued restructuring of $1.3 million representing payments made on vacated facilities and a decrease in deferred revenue of $0.6 million due to the cyclical nature of maintenance renewals whereby more renewals occur closer to our fiscal year ending January 31.

Net cash used in operating activities was $5.2 million during the nine months ended October 31, 2003. The primary uses of cash during this period were the net loss of $1.1 million, adjusted for non-cash expenses of $2.1 million related to depreciation of $1.2 million, bad debt expense of $0.4 million, amortization of deferred stock compensation of $0.2 million, and restructuring expense of $0.3 million, a reduction of accounts payable balances of $1.3 million, a decrease in accrued restructuring of $3.4 million attributable to payments for vacated facilities as well as lease termination fees, a decrease in deferred revenue of $2.2 million due to the cyclical nature of maintenance renewals whereby more renewals occur closer to our fiscal year end and an increase in prepaid expenses of $0.4 million primarily for directors and officers and business insurance renewals and prepaid rent. These uses of cash were offset by a decrease in accounts receivable of $0.4 million and an increase in accrued liabilities of $0.4 million.

Net cash provided by investing activities was $0.6 million and $0.4 million in the nine months ended October 31, 2004 and 2003, respectively. Net cash provided by investing activities in the nine months ended October 31, 2004 was primarily due to proceeds of $0.4 million received from the repayment of a loan by our chief executive officer and a release of investments of restricted cash for $0.1 million. Net cash provided by investing activities in the nine months ended October 31, 2003 was primarily due to a release of investments of restricted cash and a decrease in deposits and other assets as a result of receiving proceeds from the repayment of a loan from our chief executive officer.

Net cash used in financing activities was $2.5 million for the nine months ended October 31, 2004. Net cash provided by financing activities was $9.8 million for the nine months ended October 31, 2003. The principal use of cash in financing activities during the nine months ended October 31, 2004 was for repayment on our bank line of credit for $4.3 million and repayment of our capital lease obligations for $0.2 million offset by proceeds from the issuance of common stock upon exercise of stock options and warrants for $2.0 million. The principal sources of cash generated from financing activities during the nine months ended October 31, 2003 was net proceeds from the issuance of common stock and warrants in connection with our private placement for $10.2 million and proceeds from a bank line of credit for $4.3 million, offset by repayment of a bank term loan for $4.8 million.

We had no outstanding borrowings under our bank line of credit as of October 31, 2004. The history and terms of this credit facility are as follows: on July 18, 2003, we entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by our tangible and intangible assets and accrues interest at the prime rate plus 0.50% per annum (5.25% as of October 31, 2004). In July 2004, the line of credit was extended through August 2005 and certain financial covenants were amended. These amended covenants require: (1) minimum cash and cash equivalent balances equal to at least 1.25 times the outstanding principal balance at each month end, (2) that we have no line of credit balance owing under the agreement for at least 30 days each calendar year, and (3) annual profitability determined in accordance with US GAAP of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of October 31, 2004, we were in compliance with all financial covenants.

In November 2004, we filed a “shelf” registration statement on Form S-3. Under this shelf process, we may sell common stock, preferred stock, debt securities and warrants for debt and equity securities, and the selling stockholders identified in the registration statement may sell common stock that is currently outstanding, from time to time in one or more offerings up to an aggregate public offering price of $100,000,000. We will not receive any of the proceeds from the sale of our common stock by the selling stockholders. We anticipate that the net proceeds from the sale of the securities that we may offer under this process will be used for general corporate purposes. In addition, we may use a portion of any net proceeds from the securities offered by us to acquire complementary products, technologies or businesses. We will have significant discretion in the use of any net proceeds.

In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipment from the vendor under a capital lease. At October 31, 2004, obligations for equipment held under the lease were approximately $0.6 million.

We believe that cash flows from operations together with existing cash and cash equivalents will be sufficient to meet our current expectations for working capital and capital expenditure requirements for at least the next twelve months based on, among other things, our current revenue and expense projections.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of October 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations at October 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of credit (a)	$—	$—	$—	$—	$—
Operating leases (b)	19,122	5,263	9,215	2,111	2,533
Capital leases	581	387	194	—	—
Purchase orders	2,958	2,899	59	—	—

Net contractual obligations	$22,661	$8,549	$9,468	$2,111	$2,533

(a)	Based on the terms of the July 18, 2003 line of credit financing as discussed in Note 7 to the condensed consolidated financial statements.

(b)	Operating lease payments do not include estimated sublease income relating to facilities that we have either vacated or terminated pursuant to our restructuring program. These payments amount to $2.6 million, $1.5 million, $1.2 million, $1.1 million, and $0.9 million for the twelve months ended October 31, 2005, 2006, 2007, 2008 and 2009 and $1.2 million thereafter. Estimated sublease income related to these vacated facilities is $1.3 million, $1.4 million, $1.4 million, $1.1 million, and $1.1 million for the twelve months ending October 31, 2005, 2006, 2007, 2008 and 2009, respectively, and $1.3 million thereafter.

Recent Accounting Pronouncements

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 was initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB issued a final FASB Staff Position, FSP EITF 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. Adoption of EITF 03-01 will not have a material impact on our consolidated financial position or results of operations.

During March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock-Based Compensation.” The new accounting standard, as proposed, would require the expensing of stock options issued by us in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See “Stock-Based Compensation” in Note 1 for pro forma disclosures regarding the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123. Depending on the method adopted by us to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosures in Note 1 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

Factors That May Impact Future Operating Results

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock, which has been extremely volatile, could decline and you might lose all or part of your investment.

Risks Related to the Company

Until fiscal 2004, we experienced losses each year since inception, and we could experience losses in the future.

We were incorporated in January 1998. Until fiscal 2004, our first profitable year, we experienced losses each year since inception. Although our financial results improved substantially in fiscal 2004 and 2005, these improvements may not continue, and we may incur losses in the future. Additional losses would materially and adversely affect our business, including our ability to make the investments necessary to execute on our business plan.

Our quarterly financial results have fluctuated significantly in the past, and may fluctuate significantly in the future.

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses and develop our hiring plans based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the demand for professional services to implement our products and our efficiency in rendering such services, including variability in the mix of internal resources and subcontractor resources used to implement our products;

•	variability in the mix of our product and services revenue in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business, including increased personnel costs for employees hired to meet forecasted demand which may not materialize;

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated;

•	the application of variable accounting to stock options that were previously repriced and the imposition of new accounting rules relating to stock options; and

•	changes in foreign exchange rates.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors with regard to future operating results, the price of our common stock would likely decline.

The failure of the IT-MG market to grow rapidly would impede our ability to meet our growth objectives.

Our ability to grow is constrained by the pace at which enterprises adopt IT management and governance as a category requiring sustained investment. Because we operate in a relatively new market, it takes time and effort to educate potential customers with regard to the benefits of our products and services. We cannot be certain that a viable market for our products will emerge or be sustainable. If the IT-MG market fails to develop, or develops more slowly than expected, demand for our products would be less than anticipated and our business and operating results would be seriously harmed.

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

The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development organizations. The primary competitive factors include product functionality, scalability, security, platform support for other enterprise requirements, ease of deployment, ease of use, price, and worldwide sales, support and professional services capabilities. Some of our competitors include:

•	IT systems vendors such as Compuware and Mercury Interactive;

•	application providers such as Lawson Software, Microsoft, PeopleSoft and SAP; and

•	privately-held providers of project management, portfolio management and professional services automation software.

We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, conduct broader sales distribution, adopt more aggressive pricing policies, offer a broader range of products and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products and services continues to develop.

We experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.

We experience seasonality in the licensing of our products and sales of our services. For example, revenue has typically been lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. For the same reasons, we also expect that revenues in European markets may decline during July, the last month of our second fiscal quarter, and August, the first month of our third fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

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

Implementation of products as complex as those we offer may be costly and time-consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or resources than they expected. Additionally, our financial results would be adversely impacted if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time consuming and expensive and could lead to customer dissatisfaction and increased expenses. In the event that customers become dissatisfied with this process, our reputation may be harmed and the acceptance of our products by the market may decrease. It is difficult and expensive to recruit, train and retain qualified personnel to perform implementation services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide those services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

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

We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other technology-related companies and are located in the San Francisco Bay area, where there is intense competition for personnel.

Our success depends on our ability to attract and retain qualified, experienced employees. We compete for experienced engineering, sales and consulting personnel with software vendors and other technology firms and consulting and professional services companies. It is particularly difficult to recruit and retain personnel in the San Francisco Bay area, where our headquarters is located. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may not be able to attract, assimilate and retain highly qualified employees in the future.

The success of our business depends on the efforts and abilities of our senior management and other key personnel.

We depend on the continued services and performance of our senior management and other key personnel. Although we recently entered into a one year employment agreement with our Chief Executive Officer, we do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business and result in significant disruption to our ongoing operations.

Because a significant portion of our revenues comes from our international operations, we are subject to risks inherent in doing business in foreign countries that could adversely affect our results of operations.

International revenue represented 38% of our total revenue for the first nine months of fiscal 2005, making international activities a significant part of our business. Accordingly, we are exposed to risks that we would not face if we conducted our operations only in the United States. These include:

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

Because we rely on sales of one product suite, Clarity, which accounts for substantially all of our revenue, if this product loses market acceptance our financial condition and results of operations will suffer.

Revenues from licenses of, and services related to, Clarity accounted for substantially all of our total revenue in fiscal 2004 and in the nine months ended October 31, 2004. We believe that revenue generated from Clarity will continue to account for a large portion of our revenue for the foreseeable future. A decline in the price of Clarity, or our inability to increase license sales of Clarity, would harm our business and operating results more seriously than it would if we had several different products and services to sell. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of Clarity, such as Clarity 7.5, which we expect to release in December 2004 and is subject to customer acceptance.

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

We have filed for three copyright registrations. Although registration is not required to obtain protection under copyright laws, if our registration applications are rejected, or we fail to register copyrights for some of our products or do not file in a timely manner, it may limit our ability to seek certain remedies available under such laws. Currently, we have one issued patent and two other patent applications pending. Our current patent and patents that may be issued in the future may not provide us with competitive advantages over, or may be challenged by, third parties. We received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

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

If we are unable to reach a favorable conclusion after assessing the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending January 31, 2005, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of January 31, 2005. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter unforeseen problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting and any requested improvements necessary to receive a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Risks Related to Our Securities

Provisions of Delaware law and our certificate of incorporation and bylaws, certain voting agreements and the concentration of stock ownership could delay or prevent a change of control, even if doing so would benefit our stockholders.

Provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control, even if a change in control presumably would be beneficial to our stockholders. Relevant provisions include those:

•	authorizing the issuance of preferred stock without stockholder approval as described more fully below;

•	providing for a classified board of directors with staggered, three-year terms;

•	requiring two-thirds of the outstanding shares to approve amendments to some provisions of our certificate of incorporation and bylaws;

•	requiring a majority of the stockholders to call stockholder meetings; and

•	prohibiting stockholder actions by written consent.

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

Sales of a significant volume of stock by certain stockholders that have not entered into lock-up agreements could cause our stock price to decline.

We cannot predict what effect, if any, future sales of our common stock, or the availability of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price which you deem appropriate.

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

Foreign Currency Exchange Risk

We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in local currency as well. Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Approximately 37% of our total revenue was made in currencies other than U.S. dollars in the third quarter of fiscal 2005. In addition to this revenue, our exposure to foreign exchange rate fluctuations arises from intercompany transactions in which certain costs incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk in the parent company in the United States. We are also exposed to foreign exchange rate fluctuations because the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. We expect that exchange rate fluctuations will affect our financial results in the future.

We use forward exchange contracts primarily to hedge foreign currency exposure. In general, our forward foreign exchange contracts have terms of six months or less. Gains and losses on the settled contracts are included in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) filed as part of this report. As of October 31, 2004, we had no forward contracts outstanding.

We will continually assess our needs to utilize financial instruments to hedge currency exposures in the future.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposit and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We believe our interest rate exposure on our line of credit is insignificant due to the short-term nature of our borrowings. Therefore, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our financial position or results of operations.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit Title

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3 (3)	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4 (4)	Registrant’s Amended and Restated Bylaws.

10.1 (5)	Form of Employment Agreement between the Company and Joshua Pickus, dated November 18, 2004.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2003 on Form 10-Q filed on December 15, 2003.

(4)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(5)	Incorporated by reference to the Registrant’s Current Report on 8-K filed on November 23, 2004.

(b) Reports on Form 8-K.

On December 1, 2004 the Company filed a Current Report on form 8-K to announce the appointment of Samuel T. Spadafora to the Company’s Board of Directors.

On November 23, 2004 the Company filed a Current Report on Form 8-K to announce a material definitive agreement the Company entered into and the resignation of Val E. Vaden from the Company’s Board of Directors.

On November 16, 2004 the Company furnished a Current Report on Form 8-K to announce its financial results for the quarter ended October 31, 2004.

On August 17, 2004, the Company furnished a Current Report on Form 8-K to announce its financial results for the quarter ended July 31, 2004.

On May 18, 2004, the Company furnished a Current Report on Form 8-K to announce its financial results for the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, County of San Mateo, State of California, on the 6th day of December 2004.

NIKU CORPORATION (Registrant)

By:	/S/ JOSHUA PICKUS
Joshua Pickus President and Chief Executive Officer

/S/ MICHAEL SHAHBAZIAN
Michael Shahbazian Chief Financial Officer

NIKU CORPORATION

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended October 31, 2004

Number	Exhibit Title

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 20, 2002.

3.3 (3)	Certificate of Amendment to the Amended and Restated Certification of Incorporation dated December 3, 2003.

3.4 (4)	Registrant’s Amended and Restated Bylaws.

10.1 (5)	Form of Employment Agreement between the Company and Joshua Pickus, dated November 18, 2004.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2003 on Form 10-Q filed on December 15, 2003.

(4)	Incorporated by reference to the Registrant’s Fiscal 2003 Annual Report on Form 10-K filed on April 15, 2003.

(5)	Incorporated by reference to the Registrant’s Current Report on 8-K filed on November 23, 2004.