Form 10-K
period 2005-01-31
NIKU CORP
filed 2005-04-15
CIK 1076641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes ☑        No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $101,467,368 (based on the last reported sale price of $9.29 on July 30, 2004). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 31, 2005 was 15,108,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended January 31, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRADEMARKS

Niku and the Niku logo are registered trademarks and Clarity is an unregistered trademark of Niku Corporation. All other brand names and trademarks are the property of their respective holders.

Unless stated otherwise, references in this Annual Report on Form 10-K to “Niku,” “we,” “us,” or “our” refer to Niku Corporation, a Delaware corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the “safe harbor” created by those sections. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. Words such as “expects,” “anticipates,” “intends,” “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential,” or “continue” or similar language identify forward-looking statements, as do the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	our future business, financial condition and results of operations;

•	maintaining and expanding market acceptance of our products or services;

•	competitiveness of our products or services;

•	customer satisfaction with our products or services;

•	any statements of belief; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections in other documents filed with the SEC under similar captions. You should consider the risk factors and uncertainties under the caption “Risk Factors,” among other things, in evaluating our prospects and future financial performance. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements in this report or the other documents in which they are found, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

PART I

Item 1.     Business.

Overview

We provide information technology management and governance (IT-MG) software for the enterprise. Our core product, Clarity, centralizes IT oversight and governance functions while permitting distributed management of IT activities. At a strategic level, customers deploy our solutions to align IT initiatives with business priorities, control IT costs and meet heightened compliance requirements. At a tactical level, customers use our products to achieve more efficient management of IT resources, applications and processes and to deliver controlled and predictable execution of projects, programs and initiatives.

The role and operation of IT departments have changed significantly in recent years. The scale and complexity of IT organizations have grown as IT has become an increasingly important factor in many business initiatives. Standards for IT performance have increased as systems reach larger user populations and chief information officers (CIOs) become accountable for financial results. At the same time, staffing IT organizations has become more complicated as dynamic combinations of employees, outsourcing providers and temporary labor have become commonplace. Taken together, these changes have created a need for a management system for IT.

Our software provides IT management and governance for many large enterprises worldwide. We have over 375 customers, including many of the world’s leading companies. Forbes 2000 enterprises represented approximately two-thirds of our 20 largest customers, based on license revenue in the last four completed fiscal quarters. We reach our customers primarily through our direct sales force. We expect our indirect channel for software sales to become an increasingly important factor in our business going forward.

Our objective is to be the market leader in IT-MG products and services and related areas. Key elements of our strategy include:

•	Maintaining product leadership in the IT-MG market;

•	Broadening the use of our products to adjacent areas;

•	Growing our direct sales organization;

•	Expanding our indirect sales channels; and

•	Pursuing strategic acquisitions where appropriate.

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 305 Main Street, Redwood City, CA 94063, and our telephone number is (650) 298-4600. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(e) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.niku.com, as soon as reasonably practicable after we file or furnish such information with the SEC. Information contained on our website is not incorporated by reference into this report.

Industry Background

The role and operation of IT departments have changed significantly in recent years. These changes include the following:

Scale and Complexity of IT Organizations.    IT organizations have expanded substantially and now represent a large and complex part of virtually all Forbes 2000 organizations. Many large enterprises now employ tens of thousands of people in their IT organizations. These numbers increase if outsourcing providers and contractors are included in headcount. Along with this increase in size has come an increase in complexity. IT organizations today have a mix of internally developed applications and products from hundreds of vendors. These applications and products are often operated on a wide variety of hardware platforms, databases, operating systems and application servers, and are run by a geographically dispersed workforce consisting of employees, outsourcing providers and temporary labor. The scale and complexity of the modern IT organization present a significant management challenge.

Importance of IT Systems.    IT systems are an important factor in many business initiatives undertaken today. Voice and data networks and software applications provide the foundation for daily operations in sales, marketing, manufacturing, customer service and finance organizations, and provide vital support for initiatives designed to increase revenues, decrease costs and improve product quality and customer retention. Executives are becoming increasingly aware of the importance of IT strategic alignment, governance and communication in achieving the business goals of the enterprise.

IT Standards for the Extended Enterprise.    Business systems now often extend beyond the internal boundaries of an enterprise. Customers and suppliers use these extended enterprise systems, dramatically raising the level of expectation for system performance, scalability and visibility. Customers, for example, regularly place orders and obtain service using online systems maintained by IT, while suppliers place bids and receive orders using other online systems. These larger user communities have increased the requirements for IT quality and responsiveness.

IT ROI Requirements.    IT organizations today must increasingly demonstrate returns on investment. Similar to their counterparts in sales, service, finance and marketing, IT managers are now expected to project their returns on investment and deliver on those projections with control and predictability. Delivering results with control and predictability has proven challenging in the absence of an integrated management system.

IT Outsourcing.    Staffing the IT function is increasingly challenging, with many large enterprises using a dynamic combination of employees, outsourcing providers and temporary labor to deliver IT services. CIOs must decide which parts of their organizations can, should or will be outsourced and in order to do so require a clear and accurate view of costs throughout their organization. Once the answer is provided, CIOs need a comprehensive view of their available resources so that productivity can be optimized. Determining the optimal resource allocation can be virtually impossible without an accurate view of both supply of and demand for IT resources.

Compliance.    Compliance and transparency are now major issues throughout the business enterprise, including the IT organization. In the past, IT performed relatively straight-forward auditability tasks such as backing up financial systems, generating transaction logs and managing access rights. With the introduction of regulatory mandates, such as Sarbanes-Oxley Act of 2002 in the United States and Basel II in the international banking community, compliance and transparency requirements have increased dramatically. Every key IT process, from system changes to accounting for time spent on particular initiatives, must now be documented and followed.

Niku Solution

We provide IT management and governance software for the enterprise. Our core product, Clarity, centralizes IT oversight and governance functions while permitting distributed management of IT activities. At a strategic level customers deploy our solutions to align IT initiatives with business priorities, control IT costs and meet heightened compliance requirements. At a tactical level, customers use our products to achieve more efficient management of IT resources, applications and processes and to deliver controlled and predictable execution of projects, programs and initiatives. Using our system, IT departments can:

•	Run like a business, forecasting and delivering results with accuracy and precision;

•	Align IT spending with business priorities, rapidly adjusting as conditions change;

•	Demonstrate measurable business value from technology investments;

•	Optimize outsourcing, consolidation and other cost reduction strategies;

•	Communicate more effectively with business partners and other stakeholders to create transparency, accountability and ownership; and

•	Better operate in accordance with today’s stringent corporate governance requirements.

Strategy

Our goal is to be the market leader in IT management and governance solutions and related areas. Our strategy for achieving that goal includes the following:

Maintain Product Leadership in the IT-MG Market.    We believe that our volume of license revenues, our independent analyst rankings and our customer base have placed our product Clarity in a leadership position. We intend to maintain this leadership position by continually enhancing Clarity, extending its capabilities and integrating it with other leading systems. We released the most recent version of Clarity in December 2004, and have further releases planned for 2005.

Broaden the Use of Our Products to Adjacent Areas.    We plan to expand both the functional areas addressed by our products and the markets we serve. Over time, we intend to add new and distinct products in related areas of IT and to address related markets such as new product development.

Grow Direct Sales Organization.    We are adding sales resources in significant markets where we currently have no or only a limited presence, such as Latin America and Asia and the Federal government market in the United States. We intend to continue our expansion to ensure that our distribution capabilities enable us to capture opportunities in a significantly broader set of markets.

Expand Indirect Sales Channels.    Our sales to date have largely been through our direct sales force. We intend to expand our indirect channels and increase the percentage of our sales coming from these channels. We plan to do this by expanding our relationships with existing systems integration partners and independent software vendors and by establishing new relationships with additional channel partners.

Pursue Strategic Acquisitions Where Appropriate.    We have acquired several companies in the past and over time we intend to acquire businesses and technologies that will expand the functionality in our product offerings, augment our distribution channels, expand our market opportunity or broaden our customer base.

Products

Clarity

Clarity is comprised of eight modules based on a modern web services architecture. Clarity provides an integrated IT solution by combining top-down portfolio planning and analysis with bottom-up project, program, financial, demand and process management. Clarity gives executives a timely view into the demand placed upon their organization as well as their organization’s current and proposed investments, initiatives and resources. It also provides managers with enhanced control and predictability over project portfolio execution.

The eight Clarity modules are described below:

Demand Manager.    The Demand Manager module gives IT executives a holistic view of demand points, including project work, service work and incident driven requests, making it possible to strike a dynamic balance among them. The Demand Manager module also links to the Resource Planner and Financial Manager modules to provide insight into how staff time is spent on both project and service-oriented work, resulting in accurately forecasted future resource requirements and better “cost of ownership” tracking of existing systems.

Process Manager.    The Process Manager module allows organizations to manage the workflow of business processes as a unified whole, making it easier to optimize these processes and standardize them across an entire organization. Because the Process Manager module offers the ability to manage the characteristics inherent in a process, business processes become more automated, adaptable, cohesive, collaborative and reusable.

Portfolio Manager.    The Portfolio Manager module enables an enterprise to align resources and investments with corporate goals. This provides a structured environment for deciding which projects, programs, initiatives, applications and processes to fund, which to sustain and which to eliminate.

Project Manager.    The Project Manager module provides functionality for project management, status and time tracking to enable companies to follow corporate best practices and methodologies, to produce optimal plans, to substantially eliminate communication barriers and to execute projects across the portfolio with precision.

Resource Planner.    The Resource Planner module provides a solution to plan and manage resource capacity and balance it against work demand. The Resource Planner module provides capacity planning, skills management, resource search and qualification, staff requisitions, and resource reporting.

Financial Manager.    The Financial Manager module can capture, cost and account for project transactions. Categorization functionality allows segregation of capitalized expenditures from expenses for appropriate financial reporting and compliance with SOP 98-1. The Financial Manager module’s charge-back functionality allows transactions from internally-funded projects to be mapped to and allocated across business units and departments, providing equitable distribution of project costs.

Clarity Studio.    The Clarity Studio module allows users to configure Clarity to function the way their organizations work. Building on the extensibility and open architecture of the Clarity G2000 architecture, Clarity Studio provides the tools to create system partitions, add custom fields and forms, as well as to build custom portlets, pages, and menus that deliver visibility and access to the information that is important for each user, from project manager to CEO.

Schedule Connect.    The Schedule Connect module provides bi-directional integration between Clarity and the two leading desktop project scheduling tools, Open Workbench and Microsoft Project.

Open Workbench

We also have an open source desktop project scheduling product called Open Workbench. Open Workbench serves two important roles for us. First, it is a valuable project scheduling adjunct to Clarity, with which it is closely integrated. Second, it raises awareness of our products within our target markets. We use this increased awareness to help build demand for our Clarity product.

Technology

G2000 Architecture

Scalability.    Clarity is based on a three-tier architecture, enabling organizations to scale the number of their users significantly and inexpensively. Because Clarity is built with Java 2 Platform Enterprise Edition (J2EE) technology, it provides the standards-based services required to deliver scalable and reliable deployments of Web services. J2EE-compliant deployments allow for portability across multiple platforms and interoperability with other J2EE-compliant applications.

The client tier of the Clarity architecture substantially eliminates desktop maintenance problems because its ultra-thin Web client requires no desktop software installs or downloads, no Java applets and no ActiveX controls. The application tier serves as a gateway between the client and data tiers. Its underlying J2EE application server controls Web, integration, business logic and persistence services and provides common application functions such as caching, security, globalization, configuration and workflow. The data tier contains both a transactional and a business intelligence repository.

Clarity can be deployed in a clustered configuration in order to offer high levels of performance and availability. The Clarity system administration tool uses an intuitive, Web-based console to centralize the configuration and management of clusters within multiple sites. Additionally, Clarity supports horizontal scaling by replicating services, such as the application server, onto multiple servers within a cluster.

Integration.    Organizations can integrate Clarity with legacy systems, enterprise applications, such as Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM), and Microsoft Office applications, such as Excel. Integration with third-party software applications is simplified through the use of the Clarity XOG (XML Open Gateway), an extensive set of eXtensible Markup Language (XML) and Java-based application programming interfaces (APIs). XOG also supports Enterprise Application Integration products through infrastructure middleware. XOG offers pre-defined formats and mechanisms for integrating applications to Clarity while preserving data integrity through the enforcement of product business rules. Information exchange through integration APIs accesses the same business logic as when a user manually enters data. One set of business logic for all information sources ensures consistency and reliability.

Clarity XOG APIs adhere to open industry standards such as Simple Object Access Protocol (SOAP) enabled Web Services, Java Database Connectivity (JDBC) and Java Message Service (JMS). In addition, the APIs allow for both real-time and batch invocations, allowing customers to define what information is transferred to each linked application and when it is done.

Mobility and Localization.    Clarity was designed for enterprises that require access from any location, regardless of the network quality. Clarity is a simultaneously multi-lingual application, with Unicode format for double-byte languages to allow users to work on the same installation and experience the application in their native language/locale combinations. The locale function supports multiple currencies and enables users in different time zones to receive all events and notifications in their local time.

Increasingly, mobile workers using low-bandwidth leased lines, PDAs or notebook computers over wired or wireless modems are challenged by network bandwidth limitations. For these users, Clarity provides bandwidth savings that can translate into productivity gains. Clarity is a narrowband-tolerant application that compresses HTML content, thereby using an average of seven times less network bandwidth than uncompressed HTML.

Security.    Clarity offers its Precision Security functionality to protect a company’s sensitive project, product, financial and personnel information. For instance, companies can deploy Clarity so that all communication from server to browser is sent via an SSL-encrypted connection. Clarity can integrate with an existing LDAP system for authentication and authorization, making the implementation process even more efficient and supporting single sign-on deployments.

Rather than rely solely on individual user information to grant or deny access, Clarity can define security administration based on roles, groups and organizational breakdown structures (OBS). Roles and groups define the rights a user has to perform actions, and the OBS determines what the user can see and act upon. The combination of these two security models makes change management a far less tedious and time-consuming process as users change jobs or move around in the organization. Additionally, OBS-based Precision Security allows companies to construct virtual walls between internal and external units that share a common system, but still need to operate independently.

Configuration.    Clarity Studio is a point-and-click configuration module that permits organizations to create and deploy personalized portals, pages, menus, graphs and business objects that adapt the software to a company’s business processes. Clarity Studio allows tailoring of business objects, such as portfolios, projects, resources and ideas, without programming or customization using PowerMods functionality. During upgrades, all modifications made using Clarity Studio are automatically reflected in the new installation to facilitate the upgrading process.

Clarity Core

Clarity’s eight modules are supported and connected by a set of core services that allow users to collaborate, manage documents, build personalized dashboards, and create and analyze business information.

The collaboration functionality in Clarity Core services allows teams to work together on various types of business initiatives with participants from around the globe. Using core collaboration services, users can resolve issues, manage project events and action items and access existing knowledge.

The document management functionality in Clarity core services allows users to store and share documents. Administrators can apply the Precision Security features in Clarity to secure documents not only by user, group or role, but also by OBS, ensuring that everyone has access to the documents they need and nothing more. With document management, users can control document versions, use powerful search functionality, and route documents with workflow. Automated workflow is essential when virtual teams are spread worldwide. The process automation features in Clarity allow users to route documents for review and approval using standard or customized workflows. This functionality reduces cycle time and provides metrics for finding and eliminating bottlenecks.

The Clarity system provides a set of portal functionalities that enables users to create and use their own custom dashboards. Each of these dashboards is comprised of a set of portlets — small windows of information presented as graphs, tables or web page snippets — that are built and deployed by users within the Clarity Studio module. These portlets access information from within the Clarity environment, from other databases within the enterprise, and from external sources available in HTML format, such as business news and network status information.

Clarity simplifies the business intelligence process by providing real-time portal views and reporting and analytics to offer users a more structured way to understand this information.

With Clarity core services, we provide an integrated reporting engine that provides data visualization and analysis capabilities. Standard reports are embedded throughout the software and are readily accessible for users to answer key questions about their work and business. With reporting and analytics, users can drill-down from reports and receive role-based results.

Customers

Niku’s customers include the following representative companies by industry, all of whom accounted for at least $100,000 of license revenue for the years ended January 31, 2005, 2004 or 2003.

Insurance and Financial Services	ABN AMRO, Australia and New Zealand Banking Group, HSBC, First Horizon National Corporation, HBOS, Liberty Mutual Insurance Company, Mutual of Omaha, Natexis Banques Populaires, National City Corporation, Nationwide Building Society, Nationwide Mutual Insurance Company, Rabobank, Skandia Life, Standard Chartered Bank, T. Rowe Price

Business Services	Access Group, Capgemini, Manpower, Xerox

Healthcare	3M Healthcare, AstraZeneca, Genentech, HCA, HealthPartners, IDEXX Labs, Kaiser Permanente, Misys, Oxford Health Plans

Automotive and Transportation	CSX, Nissan North America, Toyota Motor Sales U.S.A.

Travel and Entertainment	British Airways, Cendant, Fox Entertainment, Harrah’s, Royal Caribbean Cruise Lines, Sony Pictures Entertainment, Vivendi Universal

Public Sector and Non-Profit	Centraal Justitieel Incasso Bureau (Netherlands), IDeA (UK), Knights of Columbus, UK Office of Government Commerce

Telecommunications and Technology	BellSouth, BT, Český Mobil, Hutchison Australia, O2, Philips Semiconductor, Symbol Technologies, Vodafone

Retail and Consumer Packaged Goods	7-Eleven, American Greetings, AutoZone, Avon, Coca-Cola, Columbia House, Kimberly-Clark, Kohl’s, John Lewis (Waitrose), Target, Thomson Multimedia, Unilever, Williams-Sonoma

No customer accounted for more than 10% of our total revenue in fiscal 2005, 2004 or 2003.

Sales and Marketing

We sell our products and services primarily through our worldwide direct sales force. Additionally, we are developing a reseller channel which we expect to be increasingly significant. As part of this reseller channel expansion, in December 2004 we signed a global agreement with a new channel partner to resell, service and support our Clarity solution.

We also have dedicated technical pre-sales professionals who assist with creating customer-tailored business proposals, product demonstrations and presentations that address the specific needs of each prospective customer. We have technical pre-sales professionals deployed regionally around the world, including throughout the United States and in the United Kingdom, the Netherlands, France, Germany, Belgium, Singapore and Australia.

We also have inside sales teams in the United States and Europe to develop qualified leads for our direct sales teams and resale partners.

Service and Support

We offer professional services to assist in the implementation and use of our software. Our professional services consultants assist customers in many aspects of the implementation process, including requirements assessment, implementation planning and design, data migration, systems integration, deployment and training. We also maintain a network of implementation partners who provide implementation services to our customers. This network includes large firms such as Capgemini as well as smaller firms.

Our training organization is responsible for developing and delivering training solutions for our customers, partners, and employees. These solutions are designed to provide project teams and end users with a deep and broad understanding of Niku’s products, so that students will learn to implement and use them as designed. Niku offers a wide variety of courses in multiple formats, including web based training, onsite training, public training courses, and implementation training camps.

We also offer technical support to our customers. We maintain support centers in the United States, Europe and Australia, providing customers with coverage regardless of time zone. Utilizing advanced call distribution and on-line customer engagement technologies, our customer support delivers high quality, rapid response in local languages throughout the world. Our customer support utilizes world class enterprise support techniques, providing support for high levels of responsiveness and engineering for optimal resourcing. Our customers also benefit from customer support’s Test Center, where multiple permutations of hardware and software infrastructure are maintained, allowing for the easy replication of customer configurations and rapid diagnosis of issues.

Competition

The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development organizations. The primary competitive factors include product functionality, scalability, security, platform support for other enterprise requirements, ease of deployment, ease of use, price and worldwide sales, support and professional services capabilities. Some of our competitors include:

•	IT systems vendors such as Compuware, IBM and Mercury Interactive;

•	application providers such as Lawson Software, Microsoft, Oracle and SAP; and

•	privately-held providers of project management, portfolio management and professional services automation software.

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

Intellectual Property

We regard substantial elements of our products as proprietary. The steps we take to protect our intellectual property are time-consuming and expensive but may not prevent third parties from infringing upon or misappropriating our intellectual property, which could significantly harm our business and our ability to compete.

We have filed for four copyright registrations. Although registration is not required to obtain protection under copyright laws, if our registration applications are rejected, or we fail to register copyrights for some of our products or do not file in a timely manner, it may limit our ability to seek certain remedies available under these laws. Currently, we have one issued patent and other patent applications pending. Our current patent and patents that may be issued in the future may not provide us with competitive advantages over, or may be challenged by, third parties. We have received U.S. registration of the trademarks Niku, the Niku logo, and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

The copyright and trade secret laws, which are the principal source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective intellectual property protection may not be available in every country in which our products are distributed or made available.

Employees

As of January 31, 2005, we had a total of 276 employees, including 104 in sales and marketing, 63 in professional services, 51 in research and development, 25 in customer support and 33 in general and administrative functions. Of these, 198 employees were located in the United States and 78 employees were located outside the United States. We have not experienced any work stoppage, and we consider our relations with our employees to be good.

Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the section “Risk Factors” below for a further discussion of certain risks related to our employees.

Item 2.     Properties.

Our principal executive office occupies approximately 37,247 square feet in Redwood City, California under a lease that expires in June 2005. We also occupy other leased facilities in the United States, Europe and Australia under leases that expire at various times through February 2011.

As part of our restructuring program in fiscal 2002 and 2003, we vacated various facilities. As a result of negotiations with the landlords, we terminated the leases for most of these facilities. We are currently seeking to sublease one remaining partially vacant facility in California as well as obtain a new subtenant for our facility in New York City for which the sublease expires in June 2005.

We believe that our current facilities will be adequate to meet our current requirements and that, with respect to our principal executive offices, suitable additional or substitute facilities will be available to us as needed on comparable terms.

Item 3.     Legal Proceedings.

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including our own, are in the process of being approved. We do not presently expect to make any payments under the pending settlements. The history of this litigation is as follows:

In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. No amount is accrued as of January 31, 2005, as a loss is not considered probable.

From time to time, we are also involved in litigation arising in the ordinary course of our business. We do not know whether we will prevail in these matters, nor can we assure that any remedy could be reached on commercially viable terms, if at all. Even if we prevail, we may incur substantial expenses in defending against third party claims. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and any other information or events pertaining to a particular matter.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2005.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On November 21, 2002, we effected a one-for-ten reverse stock split of our outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts in this Annual Report on Form 10-K has been restated to reflect the reverse stock split.

Our stock is traded on the Nasdaq National Market under the symbol “Niku.” The table below represents the high and low sales prices for our common stock as reported by the Nasdaq National Market or Nasdaq SmallCap Market, as applicable, for each quarter in fiscal 2005 and 2004, and reflects the effects of all stock splits:

	Price Range Per Share
	High	Low
Quarter Ended:
January 31, 2005	$21.01	$14.32
October 31, 2004	$15.75	$9.17
July 31, 2004	$14.35	$9.06
April 30, 2004	$17.70	$9.02
January 31, 2004	$10.29	$7.18
October 31, 2003	$9.00	$4.49
July 31, 2003	$6.92	$3.76
April 30, 2003	$5.08	$2.97

Our present policy is to retain earnings, if any, to finance future growth. We have never declared or paid any cash dividends on our capital stock and have no present intention of paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the fourth quarter of fiscal 2005.

Stockholders of Record

At February 28, 2005, we had approximately 540 holders of record of our common stock. This does not include the stock held in nominee or “street name” through brokerage accounts.

Equity Compensation Plan Information

The following table provides information as of January 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity incentive plans.

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options	B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	2,230,233	$8.93	1,037,985	(3)
Equity Compensation Plans Not Approved by Stockholders (2)	177,623	8.35	729

Total	2,407,856	8.88	1,038,714

(1)	Includes the 2000 Equity Incentive Plan, 2000 Employee Stock Purchase Plan and 1998 Stock Option Plan. See Note 11 of the Notes to our Consolidated Financial Statements for a description of the material features of these plans.
(2)	Includes the 2000 Stock Incentive Plan which provides incentives to eligible employees, including employees hired in connection with certain completed acquisitions. See Note 11 of the Notes to our Consolidated Financial Statements for a description of the material features of this plan.
(3)	On each January 1, the number of shares reserved and available for grant under the 2000 Equity Incentive Plan are increased automatically by a number of shares equal to 5% of our total outstanding shares on the immediately prior December 31.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of fiscal 2005.

Item 6.     Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended January 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of January 31, 2005 and 2004 are derived from our audited financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2002 and 2001 and the balance sheet data as of January 31, 2003, 2002 and 2001 are derived from our audited financial statements previously filed with the SEC. Prior to fiscal 2003 we had a fiscal year that ended on the Saturday preceding January 31. In fiscal 2003, we changed our fiscal calendar to a calendar month end so fiscal 2004 and 2003 ended on January 31. For presentation purposes, fiscal years prior to fiscal 2003 refer to the period’s calendar month end.

Consolidated Statement of Operations Data:

	Years Ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Total revenue	$66,283	$45,710	$48,410	$67,466	$68,922
Cost of revenue	18,499	12,397	13,739	57,877	30,787
Gross profit	47,784	33,313	34,671	9,589	38,135
Operating income (loss)	4,028	(138)	(43,530)	(294,014)	(141,000)
Net income (loss)	4,032	117	(37,794)	(291,546)	(130,876)
Basic net income (loss) per share	$0.32	$0.01	$(4.96)	$(39.20)	$(19.57)
Diluted net income (loss) per share	$0.30	$0.01	$(4.96)	$(39.20)	$(19.57)
Shares used in computing basic net income (loss) per share	12,729	11,560	7,618	7,437	6,687
Shares used in computing diluted net income (loss) per share	13,362	11,886	7,618	7,437	6,687

Consolidated Balance Sheet Data:

	As of January 31,
	2005	2004	2003	2002	2001
	(in thousands)
Cash, cash equivalents and short-term investments	$65,616	$23,200	$16,670	$51,585	$138,892
Current portion of restricted cash	564	—	229	4,665	—
Working capital	55,582	10,456	1,219	11,028	121,350
Restricted cash	—	1,108	1,108	9,822	14,487
Total assets	83,413	36,616	30,563	101,575	393,067
Long-term accrued restructuring	5,519	6,430	6,209	6,758	—
Long-term obligations, less current portion	315	108	3,750	—	268
Total stockholders’ equity (deficit)	51,580	7,195	(3,974)	31,557	318,393

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, among others, forward-looking statements regarding our expectations about revenues, operating costs and expenses, capital expenditures and product development costs, evaluations of possible acquisitions of, or investments in, businesses, products and technologies, and existing cash and investments being sufficient to meet operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed under the heading “Risk Factors” and elsewhere in this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

Market awareness of IT management and governance (IT-MG) and our presence in the IT-MG market increased in fiscal 2005. Total revenue for fiscal 2005 was $66.3 million, increasing 45% from the prior year. License revenue for fiscal 2005 was $30.3 million, increasing 64% from the prior year. License revenue increased sequentially in each quarter in fiscal 2005. Net income for fiscal 2005 increased $3.9 million from the prior year.

In the fourth quarter of fiscal 2005, we completed a secondary public offering of our common stock which generated approximately $35.6 million in net proceeds to us. We ended fiscal 2005 with stockholders’ equity of $51.6 million, up from $7.2 million at the end of fiscal 2004, and working capital was $55.6 million, as compared to $10.5 million at the end of fiscal 2004.

In fiscal 2005, we expanded our geographic presence by establishing operations in the Asia Pacific region. We intend to increase the size of our sales and services organizations in the Asia Pacific region, in Europe and in specific markets in the Americas. Our newly opened Asia Pacific region contributed 5% of total revenue in fiscal 2005.

We expect an increasing percentage of our revenue to come from channel partners. As part of this reseller channel expansion, in December 2004 we signed a global agreement with a new channel partner to resell, service and support our Clarity solution.

Critical Accounting Policies, Methods and Estimates

The following discussion of critical accounting policies represents those accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and or that may change in subsequent periods. This description is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.

We have identified the following as our critical accounting policies: revenue recognition, allowance for doubtful accounts, and restructuring reserves for vacated leased facilities. The following is a brief discussion of these critical accounting policies and methods that we use.

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

If there are sales to channel partners, they are generally recognized upon sell-through to the end-user customer. In the case of sales by certain channel partners, we generally recognize revenue upon payment to us by those channel partners.

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

Allowance for Doubtful Accounts

We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. We regularly review past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. As of January 31, 2005, the accounts receivable balance was $12.9 million, net of the allowance for doubtful accounts of $0.2 million. Our allowances for doubtful accounts as a percentage of total net revenue were 0.2%, 1.7%, and 2.1% in 2005, 2004 and 2003, respectively. Our allowances for doubtful accounts as a percentage of gross accounts receivable were 1.2%, 9.3% and 12.2% in 2005, 2004 and 2003, respectively. Based on our results for fiscal 2005, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total gross accounts receivable would have resulted in an increase or decrease in expense of $0.1 million.

Restructuring Reserves for Vacated Leased Facilities

We have recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program. The fair value of costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee provided by local commercial real estate brokerages. We review these estimates in the second and fourth quarter of each year or anytime we have persuasive evidence that a change in the estimate has occurred. For example, in fiscal 2005 we recorded $1.8 million in net lease commitment costs primarily due to reductions in estimated future sublease income for certain facilities related to restructuring activities initiated in fiscal 2003 and fiscal 2002. If estimates regarding future sublease income change further, we could be required to record additional restructuring costs of up to approximately $5.0 million.

Pro Forma Financial Results

We prepare and release quarterly unaudited financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). We also disclose and discuss pro forma financial information in the quarterly and annual financial results press release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of stock-based compensation and restructuring. We believe the disclosure of the pro forma financial information may help investors evaluate the results of our ongoing operations. However, we urge investors to carefully review the US GAAP financial information included as part of our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The investors should also read the portions of our quarterly and annual financial results press releases which compare US GAAP financial information with the pro forma financial results, and include a reconciliation of the US GAAP and pro forma financial information.

Results of Operations for Fiscal Years Ended January 31, 2005, 2004 and 2003

The following table sets forth certain data from our consolidated statements of operations as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2005	2004	2003
Revenue:
License	45.7%	40.5%	38.7%
Maintenance and implementation services	54.3	59.5	61.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	1.9	1.4	2.0
Maintenance and implementation services	26.0	25.7	26.4

Total cost of revenue	27.9	27.1	28.4

Gross profit	72.1	72.9	71.6

Operating expenses:
Sales and marketing	37.5	36.1	47.7
Research and development	12.3	16.4	24.6
General and administrative	11.8	14.2	17.4
Asset impairment	—	—	1.0
Restructuring	2.8	5.8	78.3
Stock-based compensation	1.6	0.7	(7.5)

Total operating expenses	66.0	73.2	161.5

Operating income (loss)	6.1	(0.3)	(89.9)
Interest income	0.8	0.6	1.1
Interest expense	(0.1)	(0.3)	(0.4)
Other income (expense), net	0.1	(0.0)	10.7

Income (loss) before income taxes	6.9	(0.0)	(78.5)
Provision for (benefit from) income taxes	0.8	(0.3)	(0.4)

Net income (loss)	6.1%	0.3%	(78.1)%

Revenue

The following table sets forth our revenue for fiscal 2005, 2004 and 2003 (in thousands, except for percentages):

	Years Ended January 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
License	$30,311	$18,532	$18,712	64%	(1)%
Maintenance and implementation services	35,972	27,178	29,698	32%	(8)%

	$66,283	$45,710	$48,410	45%	(6)%

License.    License revenue accounted for 46%, 41% and 39% of total revenue in fiscal 2005, 2004 and 2003, respectively. License revenue was $30.3 million, $18.5 million and $18.7 million in fiscal 2005, 2004 and 2003, respectively, increasing 64% in fiscal 2005 from 2004, and decreasing 1% in fiscal 2004 from fiscal 2003. The increase in license revenue in fiscal 2005 compared to fiscal 2004 was the result of a 14% increase in the number of transactions and a 16% increase in the average transaction size, excluding one large transaction occurring in the third quarter of fiscal 2004. License revenue in fiscal 2004 compared to fiscal 2003 reflected weaker performance in the first half of fiscal 2004 in the amount of a $3.3 million decrease from the same period in fiscal 2003 that was offset by stronger performance in the second half of fiscal 2004 represented by an increase of $3.1 million over the same period in fiscal 2003. Growth in the second half of the year was the result of a large license transaction in the third quarter with a single customer in the amount of $3.0 million and an increase in license revenue from multiple transactions in the fourth quarter.

Services.    The following table sets forth our services revenue for fiscal 2005, 2004 and 2003 (in thousands, except for percentages):

	Years Ended January 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Maintenance and support	$17,478	$15,934	$18,243	10%	(13)%
Implementation services	18,494	11,244	11,455	64%	(2)%

	$35,972	$27,178	$29,698	32%	(8)%

Maintenance and support.    Maintenance and support revenue accounted for 26%, 35% and 38% of total revenue in fiscal 2005, 2004 and 2003, respectively. Maintenance and support revenue was $17.5 million, $15.9 million and $18.2 million in fiscal 2005, 2004 and 2003, respectively, increasing 10% in fiscal 2005 from 2004 and decreasing 13% in fiscal 2004 from fiscal 2003. The increase in fiscal 2005 from fiscal 2004 was a result of new licenses and more maintenance renewals. The decrease in fiscal 2004 from fiscal 2003 was primarily attributable to a decrease in the number of supported users for maintenance renewals on legacy products and a decrease in amortization of deferred maintenance revenue assumed following an acquisition of another company in August 2000.

Implementation services.    Implementation services revenue accounted for 28%, 25% and 24% of total revenue in fiscal 2005, 2004 and 2003, respectively. Implementation services revenue was $18.5 million, $11.2 million and $11.5 million in fiscal 2005, 2004 and 2003, respectively, increasing 64% in fiscal 2005 from fiscal 2004, and decreasing 2% in fiscal 2004 from fiscal 2003. The increase in fiscal 2005 was a result of an increase in new license transactions, and existing customers requesting additional implementation services. Implementation services revenue in fiscal 2004 relative to fiscal 2003 reflected a decrease in license revenue in the first half of fiscal 2004 that led to a decrease in demand for implementation services.

Cost of Revenue

The following table sets forth our cost of revenues for fiscal 2005, 2004 and 2003 (in thousands, except for percentages):

	Years Ended January 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Cost of license	$1,282	$639	$977	101%	(35)%
Cost of maintenance and support	2,744	2,143	3,101	28%	(31)%
Cost of implementation services	14,473	9,615	9,661	51%	(0)%

	$18,499	$12,397	$13,739	49%	(10)%

Cost of license revenue.    Cost of license revenue includes royalties payable to third parties for software that is either embedded in or bundled with our software products, new product packaging, documentation and shipping costs. Cost of license revenue was $1.3 million, $0.6 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively, and represented 4%, 3% and 5% of total license revenue in the respective year. Cost of license revenue increased 101% or $0.6 million in fiscal 2005 from fiscal 2004 primarily due to the 64% increase in license revenue. Cost of license revenue decreased 35% or $0.3 million in fiscal 2004 from fiscal 2003 mainly due to lower royalty payments as our Clarity product incorporates fewer royalty-bearing software components from third parties than prior products.

Cost of maintenance and support revenue.    Cost of maintenance and support revenue consists of personnel-related expenses for our maintenance and support services to our customers and an allocation of overhead costs for information technology and facilities. Cost of maintenance and support revenue was $2.7 million, $2.1 million and $3.1 million in fiscal 2005, 2004 and 2003, respectively, and represented 16%, 13% and 17% of maintenance and support revenue in each respective year. Cost of maintenance and support revenue increased 28% or $0.6 million in fiscal 2005 from fiscal 2004 primarily because of an increase in compensation expenses relating to an increase in employee and contractor headcount of $0.6 million and related travel expenses of $0.1 million. Cost of maintenance and support revenue decreased 31% or $1.0 million in fiscal 2004 from fiscal 2003 primarily because of a decrease in facility and IT costs.

Cost of implementation services revenue.    Cost of implementation services revenue consists of personnel-related expenses, the costs of third parties contracted to provide implementation services to our customers and an allocation of overhead costs for information technology and facilities. Cost of implementation services revenue was $14.5 million, $9.6 million and $9.7 million in fiscal 2005, 2004 and 2003, respectively, and represented 78%, 86% and 84% of implementation services revenue in each respective year. Cost of implementation services revenue increased 51% or $4.9 million in fiscal 2005 from fiscal 2004 primarily because of an increase of $2.9 million in third party contractor services, increased compensation expenses of $1.8 million and travel expenses of $0.3 million relating to an increase in headcount, offset by a decrease in facility costs of $0.1 million. Cost of implementation services revenue was flat in fiscal 2004 from fiscal 2003 due to related revenues being flat for the same period.

Operating Expenses

The following tables set forth our operating expenses for fiscal 2005, 2004 and 2003 (in thousands, except for percentages):

	Years Ended January 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Sales and Marketing	$24,889	$16,507	$23,102	51%	(29)%
Research and development	8,167	7,498	11,896	9%	(37)%
General and administrative	7,816	6,505	8,434	20%	(23)%
Asset Impairment	—	—	500	—%	(100)%
Restructuring	1,829	2,648	37,916	(31)%	(93)%
Stock-based compensation	1,055	293	(3,647)	260%	108%

	$43,756	$33,451	$78,201	31%	(57)%

Sales and marketing.    Sales and marketing expenses consist primarily of personnel-related costs and includes salaries, benefits, training, commissions and bonuses; travel; marketing programs, including customer conferences, promotional materials, trade shows and advertising; and bad debt allowances. Sales and marketing expenses were $24.9 million, $16.5 million and $23.1 million in fiscal 2005, 2004 and 2003, respectively, representing 38%, 36% and 48% of total revenue in each respective year. Sales and marketing increased 51% in fiscal 2005 compared to fiscal 2004 due to several factors related to our growth. We increased headcount in our sales organization by 33 employees resulting in increased personnel-related costs of $5.4 million and associated travel costs of $1.2 million. Advertising costs increased $1.0 million related to expanded marketing efforts and our Global User Conference. Expenses related to reseller fees, facilities and the use of contractors also increased $0.6 million as a result of the increase in the number of licenses sold. Additionally, sales tax expense increased $0.3 million due to a reversal in the prior year of an accrual related to a sales tax audit. Sales and marketing expenses decreased 29% in fiscal 2004 from fiscal 2003 primarily because of a $2.9 million reduction in salaries and benefits due to a decrease in the average headcount and a $3.5 million reduction in facility and IT costs as a result of our cost-reduction initiatives.

Research and development.    Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses were $8.2 million, $7.5 million and $11.9 million in fiscal 2005, 2004 and 2003, respectively, representing 12%, 16% and 25% of total revenue in each respective year. Research and development expenses increased 9% or $0.7 million in fiscal 2005 from fiscal 2004 primarily as a result of personnel costs related to headcount additions of $0.9 million and increased use of third party development services of $0.2 million, offset by a decrease in depreciation of $0.3 million due to assets becoming fully depreciated. Research and development expenses decreased 37% or $4.4 million in fiscal 2004 from fiscal 2003 primarily due to a $1.5 million reduction in salaries and benefits due to a decrease in average headcount and a $2.7 million reduction in facility and IT costs.

General and administrative.    General and administrative expenses consist primarily of personnel-related costs and other related costs for finance, human resources, information technology and legal department employees, professional services fees, and other general corporate expenses. General and administrative expenses were $7.8 million, $6.5 million and $8.4 million in fiscal 2005, 2004 and 2003, respectively, representing 12%, 14% and 17% of total revenue in each respective year. General and administrative expenses increased 20% or $1.3 million in fiscal 2005 from fiscal 2004 primarily due to increased personnel-related costs resulting from headcount additions and a newly initiated corporate bonus plan, together totaling $0.7 million, and increased fees for professional services related to Sarbanes-Oxley compliance of $1.1 million, partially offset by a decrease in depreciation expense of $0.3 million related to fully depreciated assets and a decrease in facility costs of $0.2 million. General and administrative expenses decreased 23% or $1.9 million in fiscal 2004 from fiscal 2003 primarily due to a $1.2 million decrease in an operating equipment lease, a $1.0 million decrease in depreciation, a $1.0 million decrease in accounting and legal professional service fees, and approximately $0.6 million reduction in salaries and benefits due to a decrease in the average headcount, offset in part by an increase in IT and facilities costs of $1.8 million.

Restructuring.    In fiscal 2005, we increased our reserves for vacated facilities resulting in a restructuring charge of $1.8 million due to revisions of the estimate of sublease income for our vacated or partially vacated facilities. Due to the availability of competing office space near a partially vacated facility in California, we revised our sublease estimate for this facility, which resulted in an additional restructuring charge of $0.8 million in the second quarter of fiscal 2005. We also determined that we would not be able to sublease the vacated space in our partially vacated New York City facility located on Broadway as early as originally estimated. We revised the sublease estimate for this facility resulting in a charge of $0.2 million. We also revised the sublease estimate for our other subleased facility in New York City located on 7th Avenue resulting in a charge of $0.2 million in the second quarter of fiscal 2005. This revision was based on our determination that we would not be able to sublease this facility as early as originally estimated.

In addition to the charges taken in the second quarter, we recorded restructuring charges of $0.6 million in the first quarter of fiscal 2005. These charges were the result of decreasing market rents for our partially vacated New York City facility located on Broadway for which we recorded a charge of $0.4 million, and the determination that we would not be able to sublease a partially vacated California facility because of the short remaining term under the lease which expires in June 2005, for which we recorded a charge of $0.2 million.

The current sublease for our New York City facility located on 7th Avenue has been extended through June 2005 at which time we will have to remarket the facility. We also have the remaining portion of the partially vacated facility in California to sublease. If estimates regarding future sublease income change further, we could be required to record additional net lease commitment costs.

In fiscal 2004, we increased our reserves for vacated facilities resulting in a restructuring charge of $2.6 million. This charge reflected an increase of $2.9 million in net lease commitments to incorporate our assessment at that time of sublease opportunities for vacated facilities, offset in part by a $0.1 million decrease in the reserve for dissolving certain inactive subsidiaries.

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

Also in fiscal 2003, we took a number of other actions under our restructuring program. We terminated a facility lease in Danville, California. We also recorded expenses related to lease payments for computer equipment and car leases that were no longer being utilized as a result of the reductions in headcount. We recorded a credit for the value of escrow shares of our common stock recovered from escrow accounts in which such shares had been placed in conjunction with the acquisition of certain entities in fiscal 2001. We also recorded a credit for the reversal of previously recorded stock-based compensation expenses for employees terminated pursuant to the restructuring program.

Stock-based compensation.    We continue to incur stock-based compensation for outstanding stock options that were repriced in November 2001 to the extent that the price of our common stock on the last day of any quarter exceeds the price at which the options were repriced. We had approximately 23,000 repriced options outstanding as of January 31, 2005. Stock-based compensation expense was $1.1 million, $0.3 million and $(3.6) million in fiscal 2005, 2004 and 2003, respectively. The stock-based compensation expense recorded in fiscal

2005 and 2004 was primarily related to these repriced options based on the stock price of $19.70 and $9.65 on January 31, 2005 and 2004, respectively. In fiscal 2005, we also recorded $0.5 million in stock-based compensation related to the acceleration of vesting on approximately 44,000 unvested stock options pursuant to a separation, release and non-competition agreement with an officer of the Company. The recovery of stock-based compensation in fiscal 2003 was attributable to repriced options resulting in $4.8 million of expense recovery, offset by $1.2 million in other stock-based compensation expense.

Stock-based compensation by functional group for the years ended January 31, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
Services	$42	$130	$(288)
Sales and marketing	58	15	(1,761)
Research and development	942	52	(1,541)
General and administrative	13	96	(57)

	$1,055	$293	$(3,647)

We expect that the adoption of Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share-Based Payment, will significantly increase our stock-based compensation expense in future periods and, as a result, significantly affect our results of operations.

Interest Income, Interest Expense and Other Income (Expense), Net

The following table sets forth our interest income and interest expense for fiscal 2005, 2004 and 2003 (in thousands, except for percentages):

	Years Ended January 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Interest income	$533	$291	$540	83%	(46)%
Interest expense	(63)	(140)	(202)	(55)%	(31)%

	$470	$151	$338	211%	(55)%

Interest income.    Interest income was $0.5 million, $0.3 million and $0.5 million in fiscal 2005, 2004 and 2003, respectively. The net increase of $0.2 million, or 83%, in fiscal 2005 from fiscal 2004, was primarily due to increased interest earnings on higher cash balances over the prior period as a result of increased revenue and proceeds received from our public offering of common stock in December 2004. The net decrease of $0.2 million, or 46% from fiscal 2004 to 2003 was primarily due to less interest income as a result of lower invested cash balances.

Interest expense.    Interest expense was $0.1 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively. Interest expense decreased 55% and 31% in fiscal 2005 from fiscal 2004 and in fiscal 2004 from fiscal 2003, respectively. These decreases were primarily attributable to repayment of our term loan and a reduction in the use of our line of credit as a result of strong collections and proceeds received from our public offering of common stock in December 2004.

The following table sets forth our other income (expense), net for fiscal 2005, 2004 and 2003 (in thousands, except for percentages):

	Years Ended January 31,			% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Other income	$125	$73	$5,015	71%	(99)%
Foreign exchange gains (losses)	(40)	(120)	166	(67)%	(172)%
Gain (loss) on sale of fixed assets	10	14	(4)	(29)%	(450)%

	$95	$(33)	$5,177	388%	(101)%

Other income (expense), net.    Other income (expense) net, is comprised of other non-operating income and expenses consisting primarily of foreign exchange gains and losses as well as proceeds from legal settlements. Other income (expense), net was $0.1 million, $(33,000) and $5.2 million in fiscal 2005, 2004 and 2003, respectively. The net increase of $0.1 million, or 388%, in fiscal 2005 from fiscal 2004, was due to proceeds from a legal settlement in fiscal 2005 and a decrease in foreign exchange losses. The net decrease of $5.2 million, or 101%, in fiscal 2004 from fiscal 2003, was primarily attributable to $5.0 million in proceeds from a legal settlement in fiscal 2003. Foreign currency transaction gains and losses have not been material to date.

Provision for Income Taxes

The provision for income taxes increased 509% to $0.6 million for fiscal 2005 from a benefit of $0.1 million for fiscal 2004. The provision increased 38% to a benefit of $0.1 million for fiscal 2004 from a benefit of $0.2 million for fiscal 2003. The increase in both of these periods is primarily attributable to profitability being achieved in fiscal 2005 and a decrease in losses in fiscal 2004 compared to losses in fiscal 2003, resulting in increased foreign income taxes and corporate minimum taxes in the United States which could not be offset by our net operating loss carryforwards. Our effective tax rate for fiscal 2005 was 12%. For a reconciliation of our effective tax rate to the U.S. federal statutory tax rate, refer to Note 12 of the notes to our consolidated financial statements. Additionally, we had increased sales to foreign locations requiring foreign withholding taxes.

During fiscal 2005, our German subsidiary received a tax assessment of approximately $0.4 million as a result of an audit of a prior year. We believe it is unlikely that we will be required to pay the total amount assessed. Accordingly, we accrued $0.1 million additional tax, which is our best estimate of the amount we will pay to settle the tax assessment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 9 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R and SAB 107 will be effective in the third quarter of fiscal 2006 and will result in the recognition of substantial compensation expense relating to our employee stock option plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The paragraph entitled

Stock-Based Compensation included in Note 1 to our consolidated financial statements provides the pro forma net income (loss) and earnings (loss) per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2005, 2004 and 2003.

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 was initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB issued a final FASB Staff Position, FSP EITF 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

Liquidity and Capital Resources

The following table sets forth, as of the periods indicated, our cash and cash equivalents, working capital and stockholders’ equity (in thousands, except percentages):

	As of January 31,		% Change
	2005	2004
Cash and cash equivalents	$65,616	$23,200	183%
Working capital	55,582	10,456	432%
Stockholders’ equity	51,580	7,195	617%

Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital in our business. As of January 31, 2005 and January 31, 2004, we had cash and cash equivalents of $65.6 and $23.2 million, respectively. In February 2005, we invested approximately $35.0 million in short-term securities. We also had restricted cash as of January 31, 2005 and 2004 in the amount of $0.6 million and $1.1 million, respectively, in the form of a certificate of deposit securing a letter of credit for a leased facility. There were no bank borrowings as of January 31, 2005. We had bank borrowings under a line of credit of $4.3 million as of January 31, 2004 which was repaid in February 2004. As of January 31, 2005, we had working capital of $55.6 million, compared to working capital of $10.5 million as of January 31, 2004. The increase in working capital as of January 31, 2005 from January 31, 2004 was primarily attributable to $35.6 million in net proceeds from our public offering of common stock in December 2004, $3.5 million in proceeds from the exercise of stock options and warrants and to $6.8 million in positive operating cash flows driven by an increase in sales. We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements for at least the next twelve months. As of January 31, 2005, we had no material commitments for capital expenditures. Our liquidity could be negatively impacted by factors discussed under “Risk Factors.”

Net cash provided by operating activities was $6.8 million in fiscal 2005. Net cash used in operating activities was $4.0 million and $23.9 million in fiscal 2004 and 2003, respectively. The principal sources of cash generated by operating activities in fiscal 2005 was net income of $4.0 million, adjusted for non-cash expenses of $2.1 million related primarily to stock-based compensation of $1.1 million and depreciation of $1.0 million. Our cash flows were also favorably impacted by an increase in accounts payable and accrued liabilities of $4.8 million, primarily related to increases for outside services of $1.3 million, employee compensation costs of $1.2 million, taxes payable of $1.4 million, audit and legal costs of $0.3 million, and an increase in deferred revenue of $1.6 million attributable to year-end maintenance renewals. These activities were offset by an increase in accounts receivable of $5.1 million primarily due to an increase in license transactions in the quarter ended January 31, 2005 and a decrease in accrued restructuring of $0.5 million representing payments made on vacated facilities in the amount of $2.3 million, offset by restructuring charges of $1.8 million. Net cash used in operating activities in fiscal 2004 was primarily attributable to decreases in accrued restructuring of $3.6 million, and decreases in accounts payable of $2.1 million, offset in part by depreciation expense of $1.6 million. Net cash used in operating activities in fiscal 2003 was primarily attributable to a net loss of $37.8 million and a decrease in accrued liabilities of $8.0 million primarily attributable to a decrease in short-term accrued restructuring reserves, offset in part by non-cash restructuring charges, and a decrease in accounts receivable, depreciation expenses and prepaid expenses and other current assets.

Net cash provided by investing activities was $1.0 million, $0.3 million and $11.0 million in fiscal 2005, 2004 and 2003, respectively. Net cash provided by investing activities in fiscal 2005 was primarily attributable to $0.6 million of proceeds received from deposits and other assets, and $0.5 million for releases of restricted cash, partially offset by $0.2 million to purchase property and equipment. Net cash provided by investing activities in fiscal 2004 was primarily attributable to $0.3 million of proceeds received from deposits and other assets, and $0.2 million for releases of restricted cash, partially offset by $0.2 million to purchase property and equipment. Net cash provided by investing activities in fiscal 2003 was primarily attributable to releases of investments for restricted cash, offset in part by purchases of property and equipment.

Net cash provided by (used in) financing activities was $34.5 million, $9.7 million, and $(22.1) million in fiscal 2005, 2004 and 2003, respectively. Net cash provided by financing activities in fiscal 2005 was primarily attributable to $35.6 million of net proceeds from the issuance of common stock in our public offering in December 2004 and $3.5 million of net proceeds from the issuance of common stock in connection with the exercise of stock options and warrants, offset by $4.6 million in repayments of bank borrowings and capital lease obligations. Net cash provided by financing activities in fiscal 2004 was primarily attributable to $10.2 million of net proceeds from the issuance of common stock and warrants in connection with the 2003 private placement, offset by $0.5 million net repayments of bank borrowings. Net cash used in financing activities in fiscal 2003 was primarily attributable to net repayment of a bank line of credit, offset in part by proceeds from a bank term loan.

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

We had no outstanding borrowings under our bank line of credit as of January 31, 2005. The history and terms of this credit facility are as follows: on July 18, 2003, we entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by our tangible and intangible assets and accrues interest at the prime rate plus 0.50% per annum (5.75% as of January 31, 2005). In July 2004, the line of credit was extended through August 2005 and certain financial covenants were amended. These amended covenants require: (1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal balance at each month end, (2) that we have no line of credit balance owing under the agreement for at least 30 days each calendar year and (3) annual profitability determined in accordance with US GAAP of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of January 31, 2005, we were in compliance with all financial covenants.

In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipment from the vendor under a capital lease. At January 31, 2005, equipment held under the lease was valued at $1.3 million.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2005, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of Credit (a)	$—	$—	$—	$—	$—
Operating Leases (b)	15,826	3,430	6,072	4,260	2,064
Capital Leases	920	605	315	—	—
Purchase Orders	3,240	3,199	41	—	—

Net contractual obligations	$19,986	$7,234	$6,428	$4,260	$2,064

(a)	Based on the terms of the July 18, 2003 line of credit financing as discussed in Note 8 to the Consolidated Financial Statements.
(b)	Lease payments above are net of contractual sublease income of $1.8 million relating to facilities that we have either vacated or terminated pursuant to our restructuring programs and amount to $2.0 million, $2.3 million, $2.2 million, $2.0 million and $1.8 million for the twelve months ended January 31, 2006, 2007, 2008, 2009, and 2010 respectively, and $2.1 million thereafter. Sublease income includes contractual sublease income for restructured facilities in the amount of $0.5 million, $0.5 million, $0.4 million, $0.2 million and $0.1 million for the twelve months ended January 31, 2006, 2007, 2008, 2009 and 2010, respectively.

RISK FACTORS

Our quarterly financial results have fluctuated significantly in the past, and may fluctuate significantly in the future.

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses and develop our hiring plans based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

Other factors that could affect our quarterly operating results include:

•	changes in the pricing of our products and services or those of our competitors or the announcement or introduction of new products or services by us or our competitors;

•	the demand for professional services to implement our products and our efficiency in rendering such services, including variability in the mix of internal resources and subcontractor resources used to implement our products;

•	variability in the mix of our product and services in any quarter;

•	the amount and timing of operating expenses and capital expenditures relating to the business, including increased personnel costs for employees hired to meet forecasted demand which may not materialize;

•	changes in the amount of product revenue we obtain from new customers, customers expanding their usage of our solutions and customers upgrading from earlier products;

•	changes in restructuring accruals based on changes in sublease estimates for lease facilities we vacated;

•	the imposition of new accounting rules relating to stock options; and

•	changes in the mix of our domestic and international sales, together with fluctuations in foreign exchange rates; and

•	our ability to attract and retain key personnel.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors with regard to future operating results, the price of our common stock would likely decline. While our operations were profitable in fiscal 2005, they may not be in subsequent periods.

If the IT-MG market does not grow rapidly, we may be unable to meet our growth objectives.

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

We are dependent on sales of one product, Clarity, which accounts for substantially all of our revenue.

Revenue from licenses of, and services related to, Clarity accounted for substantially all of our total revenue in fiscal 2005 and 2004. We believe that revenue generated from Clarity will continue to account for a large portion of our revenue for the foreseeable future. Accordingly, a decline in the price of Clarity, or our inability to increase license sales of Clarity, would significantly harm our business and operating results. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of Clarity.

Our market is highly competitive which could make it difficult for us to attract customers, cause us to reduce prices, and result in poor operating results.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products of varying functionality offered by competing software vendors and products that have been developed by potential customers’ in-house development organizations. The primary competitive factors include product functionality, scalability, security, platform support for other enterprise requirements, ease of deployment, ease of use, price and worldwide sales, support and professional services capabilities. Some of our competitors include:

•	IT systems vendors such as Compuware, IBM and Mercury Interactive;

•	application providers such as Lawson Software, Microsoft, Oracle and SAP; and

•	privately-held providers of project management, portfolio management and professional services automation software.

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

We rely on distribution agreements and relationships with various third parties and any failure to obtain or maintain such distribution relationships on favorable terms could harm our operating results.

We derive a portion of our business from sales of our products and services through distribution channels, such as global software vendors, systems integrators or value-added resellers. We expect that sales of our products through these channels may account for a more significant portion of our revenue in the future. Our dependence on indirect distribution channels presents a number of risks, including:

•	Each of our global software vendors, systems integrators or value-added resellers can cease marketing our products and services with limited or no notice with little or no penalty;

•	These third parties may not be able to effectively sell any new products and services that we may introduce;

•	We may not be able to replace existing or recruit additional global software vendors, systems integrators or value-added resellers, if we lose any of our existing ones;

•	These third parties may also offer competitive products and services;

•	We may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	These third parties may not give priority to the marketing of our products and services as compared to other products.

The occurrence of any of these events could adversely affect our business or operating results.

Implementation of our products may be costly and time-consuming, and customers may become dissatisfied with the implementation time, expense or requirements, which could adversely affect market acceptance of our products.

Implementation of products as complex as those we offer may be costly and time-consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or resources than they expected. Additionally, our financial results would be adversely impacted if, for customer satisfaction and reputation reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time consuming and expensive and could lead to customer dissatisfaction and increased expenses. In the event that customers become dissatisfied with this process, our reputation may be harmed and the acceptance of our products by the market may decrease. It is difficult and expensive to recruit, train and retain qualified personnel to perform implementation services, and we may from time to time have inadequate levels of staffing to perform implementation services. As a result, our growth could be limited due to our lack of capacity to provide those services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

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

Our success depends on our ability to attract and retain qualified, experienced employees. We compete for experienced engineering, sales, consulting and finance personnel with software vendors and other technology firms and consulting and professional services companies. It is particularly difficult to recruit and retain personnel in the San Francisco Bay area, where our headquarters is located. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may not be able to attract, assimilate and retain highly qualified employees in the future.

The success of our business depends on the efforts and abilities of our senior management and other key personnel.

We depend on the continued services and performance of our senior management and other key personnel. Although we recently entered into an employment agreement with our Chief Executive Officer, we do not have long-term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business and result in significant disruption to our ongoing operations.

Because a significant portion of our revenue comes from our international operations, we are subject to risks inherent in doing business in foreign countries that could adversely affect our results of operations.

International revenue represented 39% of our total revenue for fiscal 2005, making international activities a significant part of our business. In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, and Australia, or have exposures in intercompany accounts denominated in foreign currencies;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take more time than the United States and collections are more difficult to effect;

•	difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;

•	the burdens of complying with a wide variety of foreign laws and stringent local labor laws and regulations and reduced protection for intellectual property rights in some countries;

•	the need to develop internationalized versions of our products and marketing and sales materials;

•	tariffs, export controls and other trade barriers;

•	longer payment cycles; and

•	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and, consequently, could harm our operating results.

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

Additionally, we design our products to work with databases such as Oracle Database Server and Microsoft SQL Server, operating systems such as Sun Solaris, Microsoft Windows, HP UX, IBM AIX and application servers such as IronFlare Orion, BEA WebLogic, and IBM WebSphere, and we embed a reporting product from Actuate. Any changes to those products or increasing popularity of other products might require us to modify one or both of our products or services and could cause us to delay releasing future products and enhancements. As a result, the timing and nature of new product introductions or product modifications, and increases and decreases in the market acceptance of these products, could delay our product development, increase our research and development expenses and cause customers to delay evaluation, purchase and deployment of our products, all of which could adversely affect our operating results.

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

We have filed for four copyright registrations. Although registration is not required to obtain protection under copyright laws, if our registration applications are rejected, or we fail to register copyrights for some of our products or do not file in a timely manner, it may limit our ability to seek certain remedies available under such laws. Currently, we have one issued patent and other patent applications pending. Our current patent and patents that may be issued in the future may not provide us with competitive advantages over, or may be challenged by, third parties. We received U.S. registration of the trademarks Niku, the Niku logo and Do What Matters. These registrations may not provide us with significant protection for our trademarks.

The copyright and trade secret laws, which are the principal source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective intellectual property protection may not be available in every country in which our products are distributed or made available.

Although we have taken precautionary measures to maintain our proprietary information, others may acquire equivalent information or otherwise gain access to or disclose our proprietary information. In the event that we are unable to meaningfully protect our rights to our proprietary information, our ability to compete will likely be harmed.

If our business continues to grow, the failure to effectively anticipate and manage the growth of our business could harm us.

If we are able to continue growing our business both in the United States and internationally, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems and procedures, many of which have been recently adopted. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business and the necessity for compliance with regulatory requirements. To effectively manage any future growth, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from our senior management. Further, as a result of international expansion, more than one-half of our employees are based outside of our Redwood City, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

If at any time we are unable to reach a favorable conclusion after assessing the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting on an annual basis. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in any period, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control, even if a change in control presumably would be beneficial to our stockholders. Relevant provisions include those:

•	authorizing the issuance of preferred stock without stockholder approval as described more fully below;

•	providing for a classified board of directors with staggered, three-year terms;

•	requiring two-thirds of the outstanding shares to approve amendments to some provisions of our certificate of incorporation and bylaws

•	requiring a majority of the stockholders to call stockholder meetings; and

•	prohibiting stockholder actions by written consent.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and market our products in North America, Europe and Asia. Approximately 36% of our total revenue was in currencies other than U.S. dollars in fiscal 2005. Accordingly, our financial results have been and will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our exposures to foreign exchange rate fluctuations also arise from inter-company accounts with our foreign subsidiaries which are typically denominated in the currency of the foreign subsidiary. We currently do not use financial instruments to hedge operating expenses of our foreign subsidiaries. We do however hedge our inter-company and accounts receivable balances denominated in foreign currency from time to time. We will continue to assess the need to further utilize financial instruments to hedge currency exposures on an ongoing basis. We have determined that the foreign currency rate fluctuations have not had a material impact on our consolidated revenue and expenses.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. We are exposed to market risk as it relates to changes in the market value of our investments. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our financial position and/or operating results in future periods.

Item 8.     Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 31, 2005, the company’s internal control over financial reporting is effective.

The company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 39.

Dated: April 14, 2005	/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer

/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Niku Corporation:

We have audited the accompanying consolidated balance sheets of Niku Corporation and subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niku Corporation and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Niku Corporation’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Niku Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Niku Corporation (the “Company”) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Niku Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Niku Corporation maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Niku Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Niku Corporation and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2005, and our report dated April 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

April 14, 2005

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	January 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$65,616	$23,200
Current portion of restricted cash	564	—
Accounts receivable, net of allowances of $155 and $797 as of January 31, 2005 and 2004, respectively	12,893	7,794
Prepaid expenses and other current assets	2,508	2,345

Total current assets	81,581	33,339
Restricted cash	—	1,108
Property and equipment, net	1,534	1,281
Deposits and other assets	298	888

Total assets	$83,413	$36,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,130	$320
Accrued liabilities	11,093	7,075
Accrued restructuring	2,269	1,812
Current portion of capital lease obligations	605	121
Bank borrowings	—	4,250
Deferred revenue	10,902	9,305

Total current liabilities	25,999	22,883
Long-term portion of accrued restructuring	5,519	6,430
Capital lease obligations, less current portion	315	108

Total liabilities	31,833	29,421

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock; $0.0001 par value; 60,000,000 shares authorized as of January 31, 2005 and 2004; 15,609,054 and 12,581,516 shares issued as of January 31, 2005 and 2004, respectively; 14,989,370 and 11,961,832 shares outstanding as of January 31, 2005 and 2004, respectively	2	1
Treasury stock, at cost: 619,684 shares as of January 31, 2005 and 2004	(5,057)	(5,057)
Additional paid-in capital	551,682	511,503
Deferred stock-based compensation	—	(2)
Accumulated other comprehensive income	527	356
Accumulated deficit	(495,574)	(499,606)

Total stockholders’ equity	51,580	7,195

Total liabilities and stockholders’ equity	$83,413	$36,616

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended January 31,
	2005	2004	2003
Revenue:
License	$30,311	$18,532	$18,712
Maintenance and implementation services	35,972	27,178	29,698

Total revenue	66,283	45,710	48,410

Cost of revenue:
License	1,282	639	977
Maintenance and implementation services	17,217	11,758	12,762

Total cost of revenue	18,499	12,397	13,739

Gross profit	47,784	33,313	34,671

Operating expenses:
Sales and marketing	24,889	16,507	23,102
Research and development	8,167	7,498	11,896
General and administrative	7,816	6,505	8,434
Asset impairment	—	—	500
Restructuring	1,829	2,648	37,916
Stock-based compensation	1,055	293	(3,647)

Total operating expenses	43,756	33,451	78,201

Operating income (loss)	4,028	(138)	(43,530)
Interest income	533	291	540
Interest expense	(63)	(140)	(202)
Other income (expense), net	95	(33)	5,177

Income (loss) before income taxes	4,593	(20)	(38,015)
Provision for (benefit from) income taxes	561	(137)	(221)

Net income (loss)	$4,032	$117	$(37,794)

Basic net income (loss) per share	$0.32	$0.01	$(4.96)

Shares used in computing basic net income (loss) per share	12,729	11,560	7,618

Diluted net income (loss) per share	$0.30	$0.01	$(4.96)

Shares used in computing diluted net income (loss) per share	13,362	11,886	7,618

Comprehensive income (loss):
Net income (loss)	$4,032	$117	$(37,794)
Foreign currency translation adjustments	171	425	158

Comprehensive income (loss)	$4,203	$542	$(37,636)

Allocation of stock-based compensation:
Services	$42	$130	$(288)
Sales and marketing	58	15	(1,761)
Research and development	942	52	(1,541)
General and administrative	13	96	(57)

Total stock-based compensation	$1,055	$293	$(3,647)

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2002	7,818,625	$1	(454,166)	$(3,570)	$514,025	$(15,325)	$(1,418)	$(227)	$(461,929)	$31,557
Net Loss									(37,794)	(37,794)
Foreign currency translation adjustment								158	—	158
Issuance of common stock in connection with the exercise of employee stock options	52,973	—	—	—	286	—	—	—	—	286
Issuance of common stock in connection with employee stock purchase plan	21,741	—	—	—	100	—	—	—	—	100
Issuance of common stock in connection with exercise of warrant	1,446,000	—	—	—	11	—	—	—	—	11
Issuance of common stock in connection with the acquisition of ABT Corporation	40,000	—	—	—	872	—	—	—	—	872
Issuance of common stock in connection with the settlement with former employees of Proamics	4,841	—	—	—	37	—	—	—	—	37
Repurchase of common stock in settlement of notes receivable from stockholder	—	—	(125,000)	(675)	—	—	1,349	—	—	674
Recovery of escrow shares from acquisitions	—	—	(40,518)	(812)	—	—	—	—	—	(812)
Issuance of warrants in connection with restructuring activities	—	—	—	—	5,677	—	—	—	—	5,677
Interest forgiven on notes receivable from stockholders	—	—	—	—	—	—	69	—	—	69
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	(18,666)	18,666	—	—	—	—
Reversal of stock-based compensation due to employee terminations	—	—	—	—	(1,820)	658	—	—	—	(1,162)
Amortization of stock-based compensation	—	—	—	—	459	(4,106)	—	—	—	(3,647)

Balances as of January 31, 2003	9,384,180	1	(619,684)	(5,057)	500,981	(107)	—	(69)	(499,723)	(3,974)
Net Income									117	117
Foreign currency translation adjustment								425	—	425
Issuance of common stock in connection with the exercise of employee stock options	105,644	—	—	—	151	—	—	—	—	151
Issuance of common stock and warrants in connection with private placement, net of financing costs of $337	3,088,230	—	—	—	10,163	—	—	—	—	10,163
Issuance of common stock in connection with consulting services provided	3,462	—	—	—	20	—	—	—	—	20
Deferred stock compensation related to stock option grants (related to repriced options)	—	—	—	—	188	(188)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	293	—	—	—	293

Balances as of January 31, 2004	12,581,516	1	(619,684)	(5,057)	511,503	(2)	—	356	(499,606)	7,195
Net Income									4,032	4,032
Foreign currency translation adjustment								171	—	171
Issuance of common stock in connection with the exercise of employee stock options	661,117	—	—	—	3,361	—	—	—	—	3,361
Issuance of common stock in connection with the exercise of warrants	307,643	—	—	—	137	—	—	—	—	137
Issuance of common stock in connection with public offering, net of financing costs of $3,050	2,058,778	1	—	—	35,552	—	—	—	—	35,553
Stock compensation related to stock option grants	—	—	—	—	1,053	—	—	—	—	1,053
Amortization of stock-based compensation	—	—	—	—	—	2	—	—	—	2
Tax benefit for stock options	—	—	—	—	76	—	—	—	—	76

Balances as of January 31, 2005	15,609,054	$2	(619,684)	$(5,057)	$551,682	$—	$—	$527	$(495,574)	$51,580

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Net Income (loss)	$4,032	$117	$(37,794)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	938	1,646	3,429
Stock-based compensation	1,130	293	(3,647)
Restructuring	—	85	14,370
Asset impairment	—	—	500
Provision for (recovery on) doubtful accounts receivable	(48)	368	59
Issuance of stock for service	—	20	—
Gain on sale of property and equipment	(10)	(14)	—
Forgiveness of notes receivable from stockholder	—		116
Interest accrued on notes receivable from stockholders	—	—	(46)
Changes in operating assets and liabilities:
Accounts receivable	(5,051)	(951)	5,492
Prepaid expenses and other current assets	(163)	(658)	3,387
Accounts payable	810	(2,102)	(857)
Accrued liabilities	4,018	895	(8,019)
Accrued restructuring	(454)	(3,602)	685
Deferred revenue	1,597	(70)	(1,528)

Net cash provided by (used in) operating activities	6,799	(3,973)	(23,853)

Cash flows from investing activities:
Purchases of property and equipment	(181)	(175)	(2,493)
Proceeds from sale of property and equipment	15	40	—
Releases of investments from restricted cash	544	229	13,089
Deposits and other assets	590	255	359

Net cash provided by investing activities	968	349	10,955

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and warrants	3,498	151	397
Proceeds from issuance of common stock and warrants in connection with private placement	—	10,163	—
Proceeds from issuance of common stock in connection with public offering	35,553	—	—
Repayment of bank line of credit	(4,250)	—	(27,000)
Proceeds from (repayments of) bank borrowings, net	—	(500)	4,750
Repayment of debt and capital lease obligations	(319)	(85)	(210)

Net cash provided by (used in) financing activities	34,482	9,729	(22,063)

Net increase (decrease) in cash and cash equivalents	42,249	6,105	(34,961)
Effect of exchange rate changes	167	425	46
Cash and cash equivalents, beginning of year	23,200	16,670	51,585

Cash and cash equivalents, end of year	$65,616	$23,200	$16,670

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$42	$138	$143

Cash paid for taxes during the year	$224	$183	$277

Noncash investing and financing activities:
Repurchases of common stock in settlement of notes receivable from stockholders	$—	$—	$675

Deferred stock-based compensation	$—	$188	$4,106

Reversal of deferred stock-based compensation	$—	$—	$18,666

Reversal of stock-based compensation due to employee terminations	$—	$2	$658

Property and equipment acquired under capital lease	$998	$263	$—

See accompanying notes to consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

Niku Corporation (Niku or the Company) was incorporated in Delaware on January 8, 1998. Niku provides IT management and governance software for the enterprise.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications have no impact on previously reported net income (loss) or stockholders’ equity.

On November 21, 2002, the Company effected a one-for-ten reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and income (loss) per share amounts has been restated within this Form 10-K to reflect the reverse stock split.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government notes and bonds and corporate notes and bonds and certificates of deposit. The Company considers auction rate notes to be short-term investments. As of January 31, 2005 and 2004, the Company did not hold any auction rate notes.

Derivative Financial Instruments

The Company uses derivative instruments, mainly foreign exchange contracts, to reduce its exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a non-

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functional currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on the Company’s operating results as effectively as possible. There were no foreign exchange contracts outstanding as of January 31, 2005 and 2004.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, accordingly, adjusts these instruments to fair value through operations. Gains and losses on forward contracts are included in the consolidated statement of operations and comprehensive income (loss) under the caption “Other income (expense), net.” The Company does not hold or issue financial instruments for speculative or trading purposes.

Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and short-term liabilities approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents with high quality financial institutions. The carrying value of cash and cash equivalents approximates estimated market value at January 31, 2005 and 2004.

Where appropriate, the Company performs credit evaluations of its customers, and generally does not require collateral on accounts receivable. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the amount of aged accounts receivable, the age of each invoice, each customer’s expected ability to pay and its collection history with each customer. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a general reserve for all invoices by applying a percentage to each aging category. Periodically the Company performs an analysis against actual write offs to determine if the reserve is adequate and adjustments are made accordingly. The allowance for doubtful accounts represents the Company’s best estimate, but changes in circumstances such as our customers’ financial positions may result in a requirement for additional allowances in the future.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the shorter of the lease term or the useful life. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment held under capital leases are amortized straight line over the estimated useful life of the asset.

Impairment of Long-lived Assets and Other Assets

The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The recoverability of an asset is measured by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds it estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed are separately presented in the balance sheet and reported at the lower of the amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. As of January 31, 2005 and 2004, there were no assets classified as held for sale.

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

Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. The period between the achievement of technological feasibility and the general release of the Company’s products has been of short duration. Acquired core and developed technologies are amortized on a straight-line basis over their estimated economic life and assessed for impairment in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amounts which could have been capitalized under this Statement, after consideration of the above factors, were immaterial to the Company’s results of operations and financial position.

Advertising Expense

Advertising costs are expensed as incurred and totaled $1.9 million, $0.9 million, and $0.6 million in the years ended January 31, 2005, 2004 and 2003, respectively.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans in accordance with Accounting Principles Board (APB) No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25. Deferred stock based compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The resulting stock-based compensation is amortized over the expected life of the stock option, generally four years, using the method described in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25. Total stock-based compensation is attributable to the following functional groups (in thousands):

	Years Ended January 31,
	2005	2004	2003
Services	$42	$130	$(288)
Sales and marketing	58	15	(1,761)
Research and development	942	52	(1,541)
General and administrative	13	96	(57)

	$1,055	$293	$(3,647)

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

Under the intrinsic-value method used by the Company to account for its employee stock-based compensation, no compensation cost has been recognized for any of stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option or purchase date of each restricted stock share, except for stock options granted and restricted stock sold from January 31,1998 through February 28, 2000 and stock options repriced in November 2001. With respect to the stock options granted and restricted stock sold from January 31, 1998 to February 28, 2000 and in November 2001, the Company recorded deferred stock compensation for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock, and such difference is being amortized over the vesting period, consistent with the method described in FASB Interpretation No. 28. The deferred stock-based compensation has been fully amortized as of January 31, 2005.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation costs been recorded by the Company in its consolidated statements of operations in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended January 31,
	2005	2004	2003
Net income (loss), as reported	$4,032	$117	$(37,794)
Add: Stock-based employee compensation expenses included in reported net income (loss), zero tax effect	1,055	293	(3,647)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, zero tax effect	(3,551)	(3,304)	(1,654)

Pro forma net income (loss)	$1,536	$(2,894)	$(43,095)

Income (loss) per share:
Basic — as reported	$0.32	$0.01	$(4.96)

Diluted — as reported	$0.30	$0.01	$(4.96)

Basic — pro forma	$0.12	$(0.24)	$(5.66)

Diluted — pro forma	$0.11	$(0.24)	$(5.66)

The fair value of each option or purchase right is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

	Employee Stock Options Granted			Employee Stock Purchase Plan
	Years Ended January 31,			Years Ended January 31,
	2005	2004	2003	2005	2004	2003
Expected life (years)	6.42	3.06	2.00	—	—	1.25
Risk-free interest rate	2.85%	2.11%	1.70%	—	—	1.70%
Volatility	119%	141%	158%	—	—	158%

The weighted-average fair value of options granted was $11.91, $3.04, and $3.27 per share in the years ended January 31, 2005, 2004 and 2003, respectively. The weighted-average fair value of purchase rights granted was $3.56 per share in the year ended January 31, 2003. The Employee Stock Purchase Plan was suspended on July 31, 2002.

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

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase. Diluted net income (loss) per share is computed by dividing net income by the sum of weighted-average number of shares of common stock outstanding and, the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, and shares issuable upon exercise of stock warrants. using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Years Ended January 31,
	2005	2004	2003
Numerator:
Net income (loss)	$4,032	$117	$(37,794)
Denominator:
Denominator for basic income per share — Weighted average shares outstanding	12,729	11,560	7,618
Employee stock options	633	326	—
Denominator for diluted income per share — Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	13,362	11,886	7,618

Basic income (loss) per share	$0.32	$0.01	$(4.96)
Diluted income (loss) per share	$0.30	$0.01	$(4.96)

The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations because the exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in thousands):

	Years Ended January 31,
	2005	2004	2003
Shares issuable under stock options	326	1,283	1,497
Shares issuable under warrants	—	5	20

The weighted-average exercise price of options outstanding as of January 31, 2005, 2004 and 2003 was $8.88, $6.19 and $9.74 per share, respectively. No restricted stock subject to repurchase was outstanding as of January 31, 2005, 2004 and 2003. The weighted-average exercise price of warrants as of January 31, 2005, 2004 and 2003 was $3.40, $4.72 and $27.18 per share, respectively.

Comprehensive Income

Comprehensive income includes, in addition to net income (loss), foreign currency translation adjustments. Tax effects of the “other” components of comprehensive income have not been material.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency of the country in which the respective subsidiary operates. Assets and liabilities are translated using the exchange rate on the balance

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated balance sheet caption “Accumulated other comprehensive income.” Foreign currency transaction gains and losses are included in other income (expense), net and amounted to $(40,000), $(120,000) and $166,000 for the years ended January 31, 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R and SAB 107 will be effective in the third quarter of fiscal 2006 and will result in the recognition of substantial compensation expense relating to the Company’s employee stock option plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The paragraph entitled Stock-Based Compensation included in Note 1 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2005, 2004 and 2003.

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 was initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB issued a final FASB Staff Position, FSP EITF 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

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

On April 15, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to exchange outstanding stock options previously

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to them with an exercise price greater than or equal to $7.50 per share for a new stock option exercisable for 1.15 shares for each share subject to the tendered stock options, to be granted at a future date, at least six months and a day from the cancellation date. The new stock options are vested as to the number of stock options that would have been vested on such date had the old stock options not been tendered plus the number of shares that would have been vested had the old stock option been exercisable for 15% more shares. The Company’s Chief Executive Officer, Chief Financial Officer, members of the board of directors and non-employees were not eligible to participate in this program. This stock option exchange program did not result in any additional compensation charges or variable plan accounting. On April 15, 2003, stock options for 622,511 shares of common stock were eligible to be exchanged. On May 13, 2003, the Company’s employees tendered stock options for 525,031 shares of common stock.

On November 14, 2003, the Company granted 598,842 new stock options under this stock option exchange program with an exercise price of $8.85, which was equal to the fair market value of its common stock on that date. As a result of this stock option exchange program, the Company was no longer incurring stock-based compensation for approximately 298,000 outstanding stock options that were previously repriced in November 2001 and subsequently cancelled on May 13, 2003. The Company will continue to incur stock-based compensation for outstanding stock options that were previously repriced in November 2001 and not tendered pursuant to the stock option exchange program to the extent the price of our common stock on the last day of any quarter exceeds the price at which the options were repriced. Based on the stock price of $9.65 at the end of January 31, 2004, the Company recorded approximately $0.1 million of stock-based compensation charges in fiscal year 2004 relating to approximately 70,000 repriced but not tendered options. The Company also recorded $0.1 million in amortization of other stock-based compensation charges not associated with the repriced option exchange program in fiscal 2004. Based on the stock price of $19.70 at the end of January 31, 2005, the Company recorded approximately $0.6 million of stock-based compensation charges in fiscal year 2005 relating to approximately 66,000 repriced but not tendered options outstanding at the beginning of fiscal 2005, adjusted for exercises and cancellations during the year. As of January 31, 2005, approximately 23,000 of these repriced options were outstanding.

3.    Restructuring

As of January 31, 2005, the restructuring reserve consisted of the following (in thousands):

Future lease payments	$13,943
Less: contractual sublease income	(1,753)
Less: estimated sublease income	(4,916)
Commission and other sublease expenses	211
Other costs (primarily legal)	303

Total	$7,788

As of January 31, 2005, future lease payments, net of contractual and estimated sublease income, relating to the remaining facilities vacated pursuant to our restructuring programs, amounted to $2.0 million, $1.6 million, $1.1 million, $0.9 million, and $0.8 million for the twelve months ended January 31, 2006, 2007, 2008, 2009 and 2010 respectively, and $0.9 million thereafter.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents the restructuring activities in fiscal 2005, 2004 and 2003 (in thousands):

	2002 Restructuring Program				2003 Restructuring Program					Total
	Employee Severance	Net Lease Commitment Costs	Other	2002 Program Total	Employee Severance	Net Lease Commitment Costs	Computer and Car Lease	Other	2003 Program Total
Balance at January 31, 2002	$265	$10,666	$1,067	$11,998	$—	$—	$—	$—	$—	$11,998
Costs Accrued	91	2,437	(924)	1,604	3,912	23,015	346	9,039	36,312	37,916
Cash payments, net of subleasing proceeds	(356)	(7,049)	(747)	(8,152)	(2,881)	(12,921)	(43)	(9,918)	(25,763)	(33,915)
Adjustments	—	(25)	777	752	—	(6,459)	—	1,467	(4,992)	(4,240)

Balance at January 31, 2003	—	6,029	173	6,202	1,031	3,635	303	588	5,557	11,759
Costs Accrued	—	2,243	(33)	2,210	(5)	656	5	(218)	438	2,648
Cash payments, net of subleasing proceeds	—	(980)	(140)	(1,120)	(1,026)	(3,585)	(229)	(120)	(4,960)	(6,080)
Adjustments	—	(73)	—	(73)	—	(116)	—	104	(12)	(85)

Balance at January 31, 2004	—	7,219	—	7,219	—	590	79	354	1,023	8,242
Costs Accrued	—	1,669	—	1,669	—	279	(48)	(71)	160	1,829
Cash payments, net of subleasing proceeds	—	(1,628)	—	(1,628)	—	(531)	(12)	(112)	(655)	(2,283)

Balance at January 31, 2005	$—	$7,260	$—	$7,260	$—	$338	$19	$171	$528	$7,788

The Company expects that of the restructuring and other charges accrued as of January 31, 2005, other exit costs, primarily related to legal and administrative costs for liquidation of various foreign subsidiaries, will be paid no later than December 2005, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

Fiscal 2005

In fiscal 2005, the Company increased its reserves resulting in a restructuring charge of $1.8 million primarily related to net lease commitments to reflect the Company’s current assessment of sublease opportunities for vacated facilities. Revisions to its estimated liabilities could materially impact the Company’s operating results and financial position in future periods if anticipated events and key assumptions, such as the time and amounts of sublease rental income change from previous estimates. The Company will revise the estimated liability, if necessary.

Fiscal 2004

In fiscal 2004, the Company increased its reserves resulting in a restructuring charge of $2.6 million related to $2.9 million in net lease commitments to reflect its assessment at that time of sublease opportunities for vacated facilities, offset by a $0.1 million decrease in the reserve for dissolving certain inactive subsidiaries.

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

In September 2003, the Company entered into an agreement to sublease the facility located on 7th Avenue in New York City for a term through April 20, 2005. The Company’s sublease income under this arrangement is approximately $1.1 million. This agreement has been extended through June 2005.

In addition to the above restructuring charges relating to facility leases, the Company recorded $2.4 million in net lease commitment costs on vacated leases in fiscal 2003 related to restructuring activities in fiscal 2002 primarily due to adjustments to estimated future sublease income for certain facilities vacated in fiscal 2002. The Company also terminated a facility lease in Lincolnshire, Illinois for $388,000, consisting of a lease termination payment of $63,000 and the release to the landlord of cash securing a $325,000 letter of credit that was previously classified as restricted cash. The Company’s future liabilities under this lease, net of estimated sublease income prior to termination, approximated $692,000.

The Company recorded $346,000 related to lease payments for computer equipment and car leases that are no longer being utilized as a result of the reductions in headcount.

4.    Asset Impairment

There were no asset impairment charges in fiscal 2005 and fiscal 2004. There was an asset impairment in fiscal 2003 relating to a strategic equity investment made in April 2000. In April 2000, the Company purchased 75,000 shares of a private company’s common stock at $6.67 per share. The Company regularly performed an impairment assessment of this $500,000 investment. In performing an impairment assessment, the Company

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considers the private company’s current solvency, future access to capital and recent equity transactions. Based on an analysis of these factors, including the terms of a proposed financing in fiscal 2003 which indicated that its price per share has dropped to $0.32 per share, the Company determined that the investment impairment was other than temporary and recorded such impairment in asset impairment and other charges in the accompanying consolidated statement of operations and comprehensive income (loss) in fiscal 2003.

5.    Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	January 31,
	2005	2004
Unbilled accounts receivable	$2,760	$1,535
Accounts receivable	10,288	7,056

	13,048	8,591
Allowance for doubtful accounts	(155)	(797)

	$12,893	$7,794

The following table sets forth the allowance for doubtful accounts as of and for the years ended January 31, 2003, 2004 and 2005 (in thousands):

	Balance at Beginning of Period	Charged/(Reversed) to Operating Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
January 31, 2003	$3,037	$59	$2,097	$999
January 31, 2004	$999	$368	$570	$797
January 31, 2005	$797	$(48)	$594	$155

6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31,
	2005	2004
Computer equipment and office equipment	$3,269	$2,733
Software	1,702	1,604
Furniture and fixtures	206	581
Leasehold improvements	140	173

	5,317	5,091
Accumulated depreciation and amortization	(3,783)	(3,810)

	$1,534	$1,281

Depreciation expense was $0.9 million, $1.6 million and $3.4 million for the years ended January 31, 2005, 2004 and 2003, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment under capital leases consisted of computer equipment valued at $1.3 million and $0.3 million as of January 31, 2005 and 2004, respectively. Accumulated depreciation was $0.2 million and $21,000 as of January 31, 2005 and 2004, respectively.

7.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 31,
	2005	2004
Accrued compensation and related costs	$4,755	$3,503
Accrued sales/use, property and other taxes	1,921	745
Accrued general and administrative costs	432	680
Accrued professional service costs	1,450	408
Accrued sales costs	819	136
Other	1,716	1,603

	$11,093	$7,075

8.    Debt

The Company had no outstanding borrowings under its bank line of credit as of January 31, 2005. The Company had borrowings of $4.3 million as of January 31, 2004, which were repaid in February 2004. The history and terms of this credit facility are as follows: on July 18, 2003, the Company entered into a $5.0 million line of credit with a financial institution. The line of credit is secured by the Company’s tangible and intangible assets and accrues interest at the prime rate plus 0.50% per annum (5.75% as of January 31, 2005). In July 2004, the line of credit was extended through August 2005 and certain financial covenants were amended. These amended covenants require: (1) minimum cash and cash equivalent balance equal to at least 1.25 times the outstanding principal balance at each month end, (2) that the Company have no line of credit balance owing under the agreement for at least 30 days each calendar year, and (3) annual profitability determined in accordance with US GAAP of at least $1 (excluding restructuring charges for vacated facilities and stock-based compensation). As of January 31, 2005, the Company was in compliance with all financial covenants.

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

9.    Commitments and Contingencies

The Company’s principal executive office occupies approximately 37,247 square feet in Redwood City, California under a lease that expires in June 2005. The Company also occupies various other facilities in United States and Europe. The leases for these facilities expire at various dates through February 2011. Rental expense was approximately $2.1 million, $2.2 million, and $7.0 million for the years ended January 31, 2005, 2004 and 2003, respectively.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under noncancelable operating leases are as follows as of January 31, 2005 (in thousands):

Year Ended January 31,	Operating Leases	Sublease Income		Net Commitment
		Contractual	Estimated
2006	$3,940	$(510)	$—	$3,430
2007	3,795	(517)	(675)	2,603
2008	3,220	(426)	(1,083)	1,711
2009	2,591	(240)	(997)	1,354
2010	1,969	(60)	(1,020)	889
Thereafter	2,064	—	(1,141)	923

Total payments	$17,579	$(1,753)	$(4,916)	$10,910

Lease payments above, net of contractual and estimated sublease income, relating to facilities that the Company has either vacated or terminated pursuant to its restructuring programs, amounted to $2.0 million, $1.6 million, $1.1 million, $0.9 million and $0.8 million for the twelve months ended January 31, 2006, 2007, 2008, 2009 and 2010, respectively, and $0.9 million thereafter.

10.    Related Party Transactions

In January 2005, the Company accelerated the vesting on approximately 44,000 outstanding options in connection with a Separation, Release and Non-Competition Agreement between the Company and a former Executive Vice President. The Company recorded approximately $0.5 million in stock-based compensation expense as a result of this transaction.

In December 2004, the Company completed an offering on Form S-3 of 3,450,000 shares of Niku common stock at $18.75 per share, of which 1,391,222 shares were offered and sold by Walden VC II, L.P. and related funds. The Company paid certain fees and expenses of the offering other than underwriter discounts and commissions associated with the shares sold. As described below, Matt Miller is a member of the Company’s board of directors. Mr. Miller disclaims beneficial ownership of any shares held by such funds except to the extent of his pecuniary interest therein.

In November 2004, the Company entered into an employment agreement with its President and Chief Executive Officer. The agreement confirms the executive’s salary and the possibility of a bonus up to 100% of base pay. The agreement also provides for 12 months of severance upon termination in certain circumstances and certain compensation upon a change in control of the Company. The agreement has an initial term of one year and is subject to renewal.

In February and April 2003, the Company completed a private placement of securities to Walden VC II, L.P., Terence and Katrina Garnett and Vector Capital Partners II, L.L.C. among others. In connection with this financing, the Company’s board of directors appointed Matt Miller, a managing partner of Walden VC II, L.P., to its board of directors. As of January 31, 2005, Walden VC II and related funds held 338,699 shares of common stock. Mr. Miller disclaims beneficial ownership of any shares held by such funds except to the extent of his pecuniary interest therein.

In April 2003, Ravi Chiruvolu, a member of the Company’s board of directors, purchased 29,412 shares, and warrants to purchase 3,677 shares, of common stock in the 2003 private placement for an aggregate purchase price of approximately $101,000.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 1999, the Company loaned $1,250,000 to its then president, vertical markets, currently its chief executive officer, secured by a stock pledge agreement and personal assets, in connection with his purchase of 125,000 shares of the Company’s restricted common stock. The loan initially accrued interest at 6.08% and was to mature in November 2002. In May 2002, the Company extended the maturity date of the loan to November 2004 and reduced the interest rate to 3.21%. In July 2002, the Company repurchased 125,000 shares of common stock from the officer for $675,000, the fair market value of the common stock at that time, and the officer used all of this consideration to repay the equivalent principal amount of the note. In connection with this repayment, the Company cancelled $116,000 in accrued interest, which was recorded as compensation expense. In March and June of 2003 and March of 2004, the officer made payments in the aggregate amount of $460,000 to further reduce the principal and interest due on the loan. On April 4, 2004, the officer made a final payment of $243,000 to repay all remaining interest and principal due on the loan.

11.    Stockholders’ Equity (Deficit)

Preferred Stock

The Company had 10,000,000 shares of preferred stock authorized as of January 31, 2005 and 2004. There were no shares of preferred stock issued or outstanding as of those dates.

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

As of January 31, 2005, there were 6,191 options outstanding and no additional options available for issuance under the 1998 Plan.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Equity Incentive Plan

In December 1999, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The Company initially reserved 600,000 shares of common stock for issuance under the 2000 Plan. Shares issued under the 1998 Plan that are subsequently canceled or repurchased by the Company or that are issuable upon exercise of options granted under the 1998 Plan that expire or become exercisable without being exercised in full, will become available under the 2000 Plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Plan increases automatically by a number of shares equal to 5% of the Company’s total outstanding shares on December 31 of the preceding year. The 2000 Plan will terminate in 2010.

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

As of January 31, 2005, there were 2,224,042 options outstanding and 652,345 options available for issuance under the 2000 Plan.

2000 Stock Incentive Plan

In August 2000, the Company adopted the 2000 Stock Incentive Plan (2000 Incentive Plan) to provide incentives to eligible employees, including employees hired in connection with the Company’s acquisition of certain other companies. In 2001, the Company amended the 2000 Incentive Plan to provide grants to any Company employee. The Company reserved 260,000 shares of common stock for issuance under the 2000 Incentive Plan. The exercise price of the incentive stock is determined by the Board of Directors when the option is granted and may not be less than the par value of the shares on the date of grant. Under the 2000 Incentive Plan, options generally expire in ten years. Vesting periods are determined by the Company’s Board of Directors.

As of January 31, 2005, there were 177,623 options outstanding and 729 options available for issuance under the 2000 Incentive Plan.

Employee Stock Purchase Plan

In December 1999, the Company adopted the 2000 Employee Stock Purchase Plan (Purchase Plan) and initially reserved a total of 100,000 shares of the Company’s common stock for issuance under the Purchase Plan. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan increases automatically by a number of shares equal to 1% of the Company’s total outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 1,000,000 shares. Generally, the offering period is 24 months in length. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock at the beginning of the applicable offering period or the end of the

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable purchase period. The Company issued 21,741 shares of common stock under the Purchase Plan in the year ended January 31, 2003 at a weighted-average purchase price of $4.60 per share.

On July 31, 2002, the Company suspended the Purchase Plan. The Company’s board of directors has the authority to reinstate the Purchase Plan in the future. As of January 31, 2005, there were 385,640 shares available for issuance under the Purchase Plan.

A summary of the status of the Company’s stock option plans as of January 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below (excluding Purchase Plan):

	Years Ended January 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,366,743	$6.19	1,496,642	$9.74	1,489,587	$16.21
Granted	857,662	13.85	1,833,425	7.04	770,465	4.45
Canceled	(155,432)	10.08	(872,680)	14.72	(710,437)	18.08
Exercised	(661,117)	5.08	(90,644)	1.60	(52,973)	5.40

Outstanding at end of year	2,407,856	$8.88	2,366,743	$6.19	1,496,642	$9.74

Options exercisable at end of year	1,010,855	$6.64	918,021	$6.13	551,890	$17.47

Weighted-average fair value of options granted during the year with exercise price equal to fair value at date of grant	857,662	$11.91	1,833,425	$3.04	770,465	$3.27

There were no stock options granted above or below fair value at the date of grant for the years ended January 31, 2005, 2004 and 2003.

The following table summarizes information about stock options outstanding as of January 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.00 — $ 4.13	586,866	7.91	$3.21	336,802	$2.59
$ 4.23 — $ 8.65	235,487	7.96	6.10	103,715	6.48
$ 8.85 — $ 8.85	805,814	8.78	8.85	509,797	8.85
$ 9.10 — $16.86	502,206	9.30	11.44	60,531	10.78
$16.88 — $26.88	277,483	9.94	18.71	10	26.88

	2,407,856	8.73	$8.88	1,010,855	$6.64

During fiscal 2005, the Company accelerated the vesting on approximately 44,000 outstanding options in connection with a Separation, Release and Non-Competition agreement between the Company and a former Executive Vice President. The Company recorded approximately $0.5 million in stock-based compensation expense as a result of this transaction.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In February 2003, the Company issued 1,549,735 shares of its common stock at a price of $3.35 per share and issued warrants to purchase 193,720 shares of its common stock at a price of $0.40 per warrant share in connection with the initial closing of a private placement. The aggregate offering price for the securities issued in the initial closing was $5.3 million, resulting in net proceeds of approximately $5.2 million. The warrants had an exercise price of $3.40 per warrant. In April 2003, we issued 1,538,495 shares of common stock at a price of $3.35 per share and warrants to purchase 192,314 shares of common stock at a price of $0.40 per warrant share in connection with a subsequent closing of the private placement. The aggregate offering price for the securities issued in the subsequent closing was $5.2 million, resulting in net proceeds of approximately $5.0 million. These warrants also had an exercise price of $3.40 per warrant.

In connection with the Company’s restructuring program in fiscal 2003, warrants were issued in settlement of certain terminated leases. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional disclosure related to these transactions.

As of January 31, 2005, there were 3,677 warrants to purchase common stock outstanding.

12.    Income Taxes

The Company’s components of income (loss) before income taxes for the years ended January 31, 2005, 2004 and 2003 are as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
United States	$3,880	$1,962	$(37,800)
Foreign	713	(1,982)	(215)

Total	$4,593	$(20)	$(38,015)

The Company’s provision for (benefit from) income taxes for the years ended January 31, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
Current:
Federal	$72	$—	$—
State	24	82	37
Foreign	465	(219)	(258)

Total current	$561	$(137)	$(221)

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the income tax amounts computed by applying the U.S. federal statutory tax rate of 35% to income (loss) before income taxes and actual income taxes are as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
Tax at federal statutory rate	$1,608	$(7)	$(13,307)
Nondeductible expenses	59	40	231
Stock-based compensation	369	102	(1,168)
State income taxes	24	82	38
Federal AMT	72	—	—
Foreign rate differential	189	475	(360)
Net operating loss and temporary differences (benefitted) not benefitted	(1,760)	(829)	14,345

Total	$561	$(137)	$(221)

As of January 31, 2005 and 2004, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are set out below (in thousands):

	Years Ended January 31,
	2005	2004
Deferred tax assets:
Net operating loss	$113,181	$111,460
Tax credit carryover	6,837	6,837
Accruals and reserves	969	996
Restructuring costs	3,238	3,224
Plant and equipment	1,371	3,044
Compensation accruals	285	156

Total gross deferred tax assets	125,881	125,717
Valuation allowance	(125,881)	(125,717)

Net deferred tax assets	$—	$—

The net change in the total valuation allowance from January 31, 2004 to January 31, 2005 was an increase of approximately $0.2 million. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets and, accordingly, a valuation allowance has been established against the net deferred tax assets.

Approximately $7.2 million of the valuation allowance for the deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if and when subsequently realized.

As of January 31, 2005, the Company had approximately $276 million and $184.5 million of net operating loss carryforwards for both federal and state purposes, respectively, available to offset taxable income in future years. The federal net operating loss carryforwards expire between 2019 and 2025 if not utilized and the state net operating loss carryforwards will expire between 2006 and 2015 if not utilized. In addition, the Company had approximately $4.4 million and $2.7 million of tax credit carryforwards for increased research expenditures for

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal and state purposes, respectively. The increased research credit for federal purposes will expire between 2019 and 2023 if not utilized, and the increased research credit for state purposes can be carried over indefinitely. The Company also had approximately $0.3 million of manufacturer’s investment credit carryforwards for state purposes, which will expire if not utilized by 2011.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting periods disclosed. If an ownership change has occurred, utilization of the net operating loss and the credit carryforwards could be significantly reduced.

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

The Company’s chief operating decision maker is considered to be the team comprised of the chief executive officer and the chief financial officer. The chief executive officer and the chief financial officer review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company operates in a single segment: software.

Disaggregated revenue information is as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
Maintenance and support	$17,478	$15,934	$18,243
Implementation services	18,494	11,244	11,455

	$35,972	$27,178	$29,698

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom and the rest of Europe (EMEA) and Australia (APAC). Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
United States	$40,409	$26,267	$30,697
EMEA	22,348	19,201	17,633
APAC	3,526	242	80

	$66,283	$45,710	$48,410

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no customers individually representing more than 10% of gross accounts receivables (including unbilled accounts receivable) in fiscal 2005, 2004 and 2003. There were no customers individually representing more than 10% of total revenue in fiscal 2005, 2004, and 2003.

14.    Litigation

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including our own, are in the process of being negotiated and approved. We do not presently expect to make any payments under the pending settlements. The history of this litigation is as follows:

In August 2001, Goldman, Sachs and Co., Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray and Thomas Weisel Partners, the managing underwriters of the Company’s IPO, the Company, and certain of the Company’s officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York arising out of the Company’s IPO in February 2000. The complaints in these actions alleged, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the managing underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares of the Company in the aftermarket at pre-determined prices. The Company believes that the claims asserted against it in these cases are without merit. On August 8, 2001 the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, underwriters and directors and officers, be transferred to one judge for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers, underwriters and directors and officers. By order dated October 8, 2002, the Court dismissed the Company’s officers and directors from the case without prejudice. In an opinion issued on February 19, 2003, the Court granted in part and denied in part the motions to dismiss. The complaints against the Company and the other issuers and underwriters were not dismissed as a matter of law. The plaintiffs and the issuer defendants signed a Memorandum of Understanding, dated as of June 5, 2003, agreeing to settle the cases. No amount is accrued as of January 31, 2005, as a loss is not considered probable.

From time to time, the Company is also involved in litigation arising out of the ordinary course of its business. The Company does not know whether it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Even if the Company prevails, it may incur substantial expenses in defending against third party claims. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and any other information or events pertaining to a particular matter.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Selected Quarterly Financial Data (Unaudited)

The selected unaudited quarterly financial data are as follows (in thousands, except per share data):

	Quarter Ended
	January 31, 2005	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003
	(in thousands, except per share data)
Revenue	$20,015	$16,564	$15,351	$14,353	$13,328	$12,535	$10,008	$9,839
Cost of revenue	6,013	4,711	3,921	3,854	3,487	3,343	2,941	2,626

Gross Profit	14,002	11,853	11,430	10,499	9,841	9,192	7,067	7,213

Operating expenses:
Sales and marketing	7,377	6,385	5,707	5,420	4,761	4,800	3,364	3,582
Research and development	2,232	2,073	1,886	1,976	1,883	1,901	1,817	1,897
General and administrative	1,987	1,778	2,251	1,800	1,679	1,758	1,531	1,537
Restructuring and other	19	—	1,163	647	688	312	1,648	—
Stock-based compensation	741	326	(188)	176	65	93	74	61

Total operating expenses	12,356	10,562	10,819	10,019	9,076	8,864	8,434	7,077

Operating income (loss)	1,646	1,291	611	480	765	328	(1,367)	136
Interest and other income (expense), net	223	274	50	18	217	149	(232)	(16)

Income (loss) before income taxes	1,869	1,565	661	498	982	477	(1,599)	120
Provision for (benefit from) income taxes	188	199	155	19	(228)	32	41	18

Net income (loss)	$1,681	$1,366	$506	$479	$1,210	$445	$(1,640)	$102

Basic net income (loss) per share	$0.12	$0.11	$0.04	$0.04	$0.10	$0.04	$(0.14)	$0.01

Shares used in computing basic net income (loss) per share	13,731	12,585	12,469	12,116	11,954	11,933	11,907	10,433

Diluted net income (loss) per share	$0.12	$0.10	$0.04	$0.04	$0.10	$0.04	$(0.14)	$0.01

Shares used in computing diluted net income (loss) per share	14,560	13,293	13,079	12,895	12,429	12,461	11,907	10,678

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting can be found on page 37.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

The information concerning the “Executive Officers of the Registrant” required by this Item 10 will be contained in the proxy statement for our 2005 annual meeting of stockholders under the heading “Proposal No. 1 — Election of Directors” and is incorporated herein by reference. Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This code of ethics is available on our Website located at www.niku.com under “Investor Relations” and under the subheading “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our Website, at the address and location specified above.

A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any stockholder who requests one by writing to:

Niku Corporation

350 Main Street

Redwood City, CA 94063

Attn: Corporate Secretary

Item 11.     Executive Compensation.

The information required by this item will be contained in the Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

The information required by this item will be contained in the Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

The information required by this item will be contained in the Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements: See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

3.	Exhibits

The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

(b)	Exhibits

Number	Exhibit Title

3.1(1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 20, 2002.

3.3(9)	Registrant’s Amended and Restated Bylaws.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 3, 2003.

4.1(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated November 18, 1999, as amended December 8, 1999.

4.3(8)	Form of Warrant to Purchase Common Stock of the Registrant, dated February 12, 2003.

4.4(8)	Registration Rights Agreement by and between various Investors and the Registrant, dated February 12, 2003.

10.1(1)	Form of Indemnification Agreement by and between Registrant and its directors and executive officers.

10.2(1)	1998 Stock Plan, as amended.

10.3(9)	2000 Equity Incentive Plan, as amended.

10.4(9)	2000 Employee Stock Purchase Plan, as amended.

10.5(2)	2000 Stock Incentive Plan.

10.13(3)	Office Lease by and between Brugger Corporation and the Registrant, dated May 7, 1999.

10.14(5)*	Amended and Restated Secured Full Recourse Promissory Note by and between Joshua Pickus and the Registrant, dated May 15, 2002.

10.15(6)	Amendment to the Office lease by and between Brugger Corporation and the Registrant, dated July 29, 2002.

10.16(6)	Business Loan Agreement, Commercial Security Agreement and Promissory Note by and between Mid Peninsula Bank and the Registrant, dated September 9, 2002.

Number	Exhibit Title

10.19(4)	Voting Agreement by and between Limar Realty Corp. #30 and the Registrant, dated October 31, 2002.

10.20(9)	Voting Agreement by and between Farzad and Rhonda Dibachi and the Registrant, dated November 6, 2002.

10.21(10)*	Employment Agreement by and between Joshua Pickus and the Registrant, dated November 18, 2004.

10.23(11)*	Separation, Release and Non-Competition Agreement by and between Mark A. Moore and the Registrant, dated January 28, 2005.

21.1	List of Subsidiaries.

23.1	Independent Registered Public Accounting Firm’s Consent — KPMG LLP.

24.1	Power of Attorney (See the Signature page of the Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2005.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2005.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2005.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Fiscal 2000 Annual Report on Form 10-K filed on April 28, 2000.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated November 17, 2001.

(3)	Incorporated by reference to the Registrant’s Fiscal 2001 Annual Report on Form 10-K filed on April 19, 2001.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 12, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K filed on November 21, 2002.

(8)	Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed April 15, 2003.

(10)	Incorporated by reference to the Current Report on Form 8-K filed on November 23, 2004.

(11)	Incorporated by reference to the Current Report on Form 8-K filed on February 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKU CORPORATION

By:	/s/ JOSHUA PICKUS
Joshua Pickus President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: April 14, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS Joshua Pickus	President, Chief Executive Officer and Chairman of the Board	April 14, 2005

/s/ MICHAEL SHAHBAZIAN Michael Shahbazian	Chief Financial Officer (Principal Accounting Officer)	April 14, 2005

/s/ RAVI CHIRUVOLU Ravi Chiruvolu	Director	April 14, 2005

/s/ MATT MILLER Matt Miller	Director	April 14, 2005

/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	April 14, 2005

/s/ PETER THOMPSON Peter Thompson	Director	April 14, 2005

/s/ SAM SPADAFORA Sam Spadafora	Director	April 14, 2005

Exhibit Index

Number	Exhibit Title
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 3, 2003.

21.1	List of Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent — KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2005.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2005.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2005.