Form 10-Q
period 2005-04-30
NIKU CORP
filed 2005-06-08
CIK 1076641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 31, 2005, there were approximately 15,285,663 shares of the registrant’s common stock outstanding.

NIKU CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2005	2004
Revenue:
License	$7,481	$6,331
Maintenance and implementation services	11,409	8,022

Total revenue	18,890	14,353

Cost of revenue:
License	299	271
Maintenance and implementation services	5,942	3,583

Total cost of revenue	6,241	3,854

Gross profit	12,649	10,499

Operating expenses:

Sales and marketing	7,408	5,420
Research and development	2,196	1,976
General and administrative	1,782	1,800
Restructuring	—	647
Stock-based compensation	(86)	176

Total operating expenses	11,300	10,019

Operating income	1,349	480

Interest income	369	130
Interest expense	(21)	(23)
Other income (expenses), net	(62)	(89)

Income before income taxes	1,635	498

Provision for income taxes	187	19

Net income	$1,448	$479

Basic net income per share	$0.10	$0.04

Shares used in computing basic net income per share	15,063	12,116

Diluted net income per share	$0.09	$0.04

Shares used in computing diluted net income per share	15,829	12,895

Comprehensive income:
Net income	$1,448	$479
Foreign currency translation adjustments	(2)	(106)
Change in unrealized gain (loss) on available-for-sale securities	(44)	—

Comprehensive income	$1,402	$373

Allocation of stock-based compensation:
Services	$(17)	$10
Sales and marketing	(16)	18
Research and development	(48)	145
General and administrative	(5)	3

Total stock-based compensation	$(86)	$176

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2005	January 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$67,756	$65,616
Restricted cash	156	564
Accounts receivable, net of allowances of $238 and $155 as of April 30, 2005 and January 31, 2005, respectively	14,517	12,893
Prepaid expenses and other current assets	2,050	2,508

Total current assets	84,479	81,581

Property and equipment, net	1,892	1,534
Deposits and other assets	298	298

Total assets	$86,669	$83,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,980	$1,130
Accrued liabilities	9,951	11,093
Accrued restructuring	2,533	2,269
Current portion of capital lease obligations	747	605
Deferred revenue	10,291	10,902

Total current liabilities	26,502	25,999

Long-term accrued restructuring	5,004	5,519
Capital lease obligations, less current portion	348	315

Total liabilities	31,854	31,833

Stockholders’ equity	54,815	51,580

Total liabilities and stockholders’ equity	$86,669	$83,413

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net Income	$1,448	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252	282
Stock-based compensation	(86)	176
Restructuring	—	647
Unrealized gain (loss) on available-for-sale securities	(44)	—
Provision for doubtful accounts receivable	138	101
Changes in operating assets and liabilities:
Accounts receivable	(1,762)	(2,012)
Prepaid expenses and other current assets	458	265
Accounts payable	1,850	756
Accrued liabilities	(1,142)	(303)
Accrued restructuring	(251)	(399)
Deferred revenue	(611)	449

Net cash provided by operating activities	250	441

Cash flows from investing activities:
Purchases of property and equipment	(264)	(57)
Decrease in restricted cash	408	—
Deposits and other assets	—	430

Net cash provided by investing activities	144	373

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,919	925
Repayment of capital lease obligations	(170)	(41)

Net cash provided by financing activities	1,749	884

Net increase in cash and cash equivalents	2,143	1,698
Effect of exchange rate changes	(3)	(102)
Cash and cash equivalents, beginning of period	65,616	23,200

Cash and cash equivalents, end of period	$67,756	$24,796

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$22	$4

Cash paid for taxes during the period	$38	$50

Noncash investing and financing activities:
Property and equipment acquired under capital lease	$345	$143

See accompanying notes to condensed consolidated financial statements.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Niku Corporation (the “Company”) and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2005, included in the Company’s fiscal 2005 Annual Report on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications have no impact on previously reported net income or stockholders’ equity.

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

Revenue from multiple-element software arrangements is recognized using the residual value method. The determination of the fair value of maintenance, support, implementation and hosting services is based on the objective evidence of the fair value of each element that is specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The VSOE for each element is established when the same element is sold separately. The Company has analyzed and determined that it has sufficient VSOE to allocate revenue to the maintenance and support, implementation, and hosting services components of its perpetual license arrangements. VSOE for maintenance and support is determined based upon the customer’s first year renewal rates for this element. VSOE for implementation services is determined based upon the engagement labor rates for this element. VSOE for hosting services is determined based upon the rates applicable to the duration of the hosting arrangement, when the same element is sold separately.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue generally results from the following: (1) maintenance and support, (2) implementation services not yet rendered for which the Company has been paid, and (3) license transactions in which one of the four revenue recognition criteria has not been met but cash has been received or the transaction has been billed.

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

Allowance for Doubtful Accounts

The Company makes estimates of the collectibility of accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of the aged accounts receivable, the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve for all invoices by applying a percentage to aging categories based on historical loss experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events.

Stock-Based Compensation

At April 30, 2005, options to purchase approximately 22,000 shares of common stock were outstanding that the Company repriced in November 2001 in a manner that gave rise to variable accounting treatment whereby the aggregate intrinsic value of the

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

outstanding repriced options is continuously remeasured and a credit or charge is recorded to stock-based compensation expense each period based on the closing price of the Company’s common stock at the end of the period. The Company recorded a credit of $0.1 million to stock-based compensation expense in the first quarter of fiscal 2006 as a result of this remeasurement. In future periods, stock-based compensation will be variable based on the number of repriced options outstanding and the Company’s stock price on the financial statement reporting date.

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the grant date. Stock-based compensation is being amortized over the vesting period of the individual award in a manner consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.

The following pro forma net income (loss) and pro forma net income (loss) per share disclosures are provided in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value-based method defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied (amounts in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004
Net income, as reported	$1,448	$479
Add: Stock-based employee compensation expenses included in reported net income, zero tax effect	(86)	176
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, zero tax effect	(1,385)	(931)

Pro forma net income (loss)	$(23)	$(276)

Income (loss) per share:
Basic - as reported	$0.10	$0.04

Diluted - as reported	$0.09	$0.04

Basic - pro forma	$(0.00)	$(0.02)

Diluted - pro forma	$(0.00)	$(0.02)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions:

	Three Months Ended April 30,
	2005	2004
Expected life (years)	4.0	4.0
Risk-free interest rate	3.75%	2.27%
Volatility	157%	125%

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months (not to exceed 92 days) or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government notes and bonds and corporate notes and bonds and certificates of deposit. The Company considers auction rate notes to be short-term investments. As of April 30, 2005 and January 31, 2005, the Company did not hold any auction rate notes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R and SAB 107 will be effective in the first quarter of fiscal 2007 and will result in the recognition of substantial compensation expense relating to the Company’s employee stock option plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The Company expects the adoption of SFAS 123R will lead to substantial additional compensation expense which could have a material impact on its consolidated results of operations and earnings per share. The paragraph entitled Stock-Based Compensation included in Note 1 to these condensed consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the three months ended April 30, 2005 and 2004.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 concludes that a company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.

Note 2. Restructuring

The Company recorded restructuring charges in connection with vacating certain leased facilities pursuant to a restructuring program as per EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring).” The fair value of costs associated with vacated leased facilities include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimated sublease income is determined by taking into consideration the type and condition of the subject property, information regarding the local commercial real estate market and expectations about time to obtain a sublessee determined with input from local commercial real estate brokerages. The Company reviews these estimates in the second and fourth quarter of each fiscal year or anytime it has persuasive evidence that a change in the estimate has occurred. No additional charges were taken during the first quarter of fiscal 2006.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The table below represents restructuring activities for the three months ended April 30, 2005 (in thousands):

	2002 Restructuring Program			2003 Restructuring Program
	Net Lease Commitment Costs	Other	2002 Program Total	Net Lease Commitment Costs	Computer and Car Lease	Other	2003 Program Total	Total
Balance at January 31, 2005	$7,260	$—	$7,260	$338	$19	$171	$528	$7,788

Cash payments, net of subleasing proceeds	(114)	—	(114)	(136)	—	(1)	(137)	(251)

Balance at April 30, 2005	$7,146	$—	$7,146	$202	$19	$170	$391	$7,537

The Company presently expects that of the restructuring charges accrued as of April 30, 2005, other exit costs, primarily related to legal and administrative costs for liquidation of various foreign subsidiaries, will be paid no later than December 2005, and the net lease commitments on vacated leased facilities will be paid no later than February 2011.

As of April 30, 2005, the restructuring reserve consisted of the following (in thousands):

Future lease payments	$13,583
Less: contractual sublease income	(1,643)
Less: estimated sublease income	(4,916)
Commission and other sublease expenses	211
Other costs (primarily legal)	302

Total	$7,537

As of April 30, 2005, future lease payments, net of contractual and estimated sublease income, relating to the remaining facilities vacated pursuant to our restructuring programs, amounted to $2.3 million, $1.5 million, $1.0 million, $0.9 million and $0.8 million for the twelve months ended April 30, 2006, 2007, 2008, 2009 and 2010 respectively, and $0.8 million thereafter.

Note 3. Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, and shares issuable upon exercise of warrants using the treasury stock method.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004
Numerator:
Net income	$1,448	$479

Denominator:
Denominator for basic income per share -
Weighted average shares outstanding	15,063	12,116
Employee stock options	766	779

Denominator for diluted income per share -
Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	15,829	12,895

Basic income per share	$0.10	$0.04

Diluted income per share	$0.09	$0.04

The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise prices were greater than the average market prices of the common shares during the period and were therefore not dilutive (in thousands):

	Three Months Ended April 30,
	2005	2004
Shares issuable under stock options	71	36
Shares issuable under warrants	—	5

The weighted-average exercise price of anti-dilutive options outstanding as of April 30, 2005 and 2004 was $20.38 and $14.17 per share, respectively. The weighted-average exercise price of anti-dilutive warrants as of April 30, 2004 was $115.79 per share.

Note 4. Comprehensive Income

Comprehensive income for the three months ended April 30, 2005 and 2004, respectively, includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities in addition to net income. The components of accumulated other comprehensive income included in stockholders’ equity were as follows (in thousands):

	April 30, 2005	January 31, 2005
Accumulated net unrealized loss on available-for-sale securities	$(44)	$—
Foreign currency translation adjustments	526	528

Total accumulated other comprehensive income	$482	$528

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

Disaggregated revenue information is as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
Maintenance and support	$4,583	$4,223
Implementation services	6,826	3,799

	$11,409	$8,022

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in the United Kingdom and the rest of Europe (EMEA) and Australia (APAC). Revenue is attributed to the location of the customers. Geographic information regarding the Company’s revenue is as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
United States	$11,892	$8,710
EMEA	5,096	4,637
APAC	1,902	1,006

	$18,890	$14,353

The Company’s long-lived assets residing in countries other than in the United States are insignificant.

There were no customers individually representing 10% or more of gross accounts receivables as of April 30, 2005 and January 31, 2005, respectively. There were no customers individually representing 10% or more of total revenue in the quarters ended April 30, 2005 and 2004.

Note 6. Bank Borrowings and Other Obligations

The Company entered into a $5.0 million line of credit with a financial institution which expires in August 2005. The line of credit is secured by the Company’s tangible and intangible assets and accrues interest at the prime rate plus 0.50% per annum (6.25% as of April 30, 2005). The Company had no borrowings under its bank line of credit as of April 30, 2005. In addition, the Company was in compliance with all financial covenants related to this credit facility as of April 30, 2005.

In August 2003, the Company entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables the Company to lease equipment from the vendor under a capital lease. At April 30, 2005, obligations for equipment held under the lease were approximately $1.1 million.

NIKU CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(Unaudited)

Note 7. Litigation

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including our own, are in the process of being approved. No amount is accrued as of April 30, 2005 as a loss is not considered probable. The history of this litigation is as follows:

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

From time to time, we are also involved in litigation arising in the ordinary course of our business. We do not know whether we will prevail in these matters, nor can we assure that any remedy could be reached on commercially viable terms, if at all. Even if we prevail, we may incur substantial expenses in defending against third party claims. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and any other information or events pertaining to a particular matter. Legal costs relating to litigation are expensed as incurred.

Note 8. Subsequent Events

On June 3, 2005, the Company entered into an agreement to sublease approximately 51,000 square feet of the premises located at 2000 Seaport Boulevard, Suites 100 and 300, Redwood City, California 94063. The initial term of the sublease agreement is for thirty eight months. Minimum lease payments for the initial term total approximately $1.4 million.

On June 6, 2005, the Company entered into an employment agreement with its Chief Financial Officer. The agreement provides for 12 months of severance and health benefit continuation upon termination in certain circumstances. The agreement has an initial term of one year and is subject to renewal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as “expects,” “anticipates,” “intends,” “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential,” or “continue” or similar language identify forward-looking statements, as do the negative of these terms and other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the following:

•	our future business, financial condition and results of operations;

•	market acceptance of our products or services;

•	competitiveness of our products or services;

•	customer satisfaction with our products or services;

•	any statements of belief; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections in other documents filed with the SEC under similar captions. You should consider these risk factors and uncertainties in evaluating our prospects and future financial performance. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements in this report or such other document in which they are found, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and in our other filings with the Securities and Exchange Commission.

Business Overview

Niku provides a comprehensive information technology management and governance (IT-MG) solution for large enterprises. This solution is comprised of our flagship software product, Clarity, and related services. Clarity is an integrated suite that spans the full IT lifecycle, from investment selection, to execution and delivery of initiatives, to results assessment. Clarity™ has nine modules, including modules for management of portfolios, projects, resources, demand, processes and finances, and is most often implemented in phases for immediate benefit. Approximately 400 enterprises have licensed Clarity for more than 400,000 users. Among these enterprises are brand names in a broad range of industries, including Avon, BT, Eastman Chemical, HSBC, Manpower, Royal Caribbean Cruise Lines and Unilever.

We were incorporated in Delaware in January 1998. Our principal offices are located at 305 Main Street, Redwood City, California 94063, and our telephone number at that location is (650) 298-4600. We maintain a website at www.niku.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission website at www.sec.gov. Information presented on these sites is not incorporated into this Form 10-Q.

Overview of the Quarter Ended April 30, 2005

In the first quarter of fiscal 2006, license revenue, total revenue and net income increased as compared to the first quarter of fiscal 2005. License revenue increased 18% to $7.5 million, total revenue increased 32% to $18.9 million and net income increased 202% to $1.4 million for the three months ended April 30, 2005. We believe these increases result from the growth of the IT Management and Governance market and our leadership position in that market as well as our investment in our direct and indirect sales channels.

During the first quarter of fiscal 2006, our unrestricted cash and cash equivalents balance increased by $2.2 million to $67.8 million from $65.6 million as of January 31, 2005. Our days sales outstanding, which represents the average number of days that passed before we collected payment from our customers, was 69 days at the end of the first quarter compared to 58 days at the end of fiscal 2005. This increase was the result of decreased linearity in license revenue compared to the fourth quarter of fiscal 2005.

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

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended January 31, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies, Methods and Estimates.”

We had no significant change to our critical accounting policies and estimates since our previous filing on Form 10-K as filed with the SEC on April 15, 2005.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenue:

	Three Months Ended April 30,
	2005	2004
Revenue:
License	39.6%	44.1%
Maintenance and implementation services	60.4	55.9

Total revenue	100.0	100.0

Cost of revenue:
License	1.5	1.9
Maintenance and implementation services	31.5	25.0

Total cost of revenue	33.0	26.9

Gross profit	67.0	73.1

Operating expenses:
Sales and marketing	39.2	37.8
Research and development	11.6	13.8
General and administrative	9.5	12.5
Restructuring	—	4.5
Stock-based compensation	(0.4)	1.2

Total operating expenses	59.9	69.8

Operating income	7.1	3.3

Interest income	2.0	0.9
Interest expense	(0.1)	(0.2)
Other income (expense), net	(0.3)	(0.6)

Income before income taxes	8.7	3.4

Provision for income taxes	1.0	0.1

Net income	7.7%	3.3%

Revenue

The following table sets forth, for the periods indicated, our revenue (in thousands, except percentages):

	Three Months Ended April 30,
	2005	2004	Change %
License	$7,481	$6,331	18%
Maintenance and implementation services	11,409	8,022	42%

	$18,890	$14,353	32%

License. License revenue accounted for 40% and 44% of total revenue for the three-month periods ended April 30, 2005 and 2004, respectively. License revenue increased by 18% or $1.2 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to the growth of the IT-MG market and our leadership position in that market as well as our investment in our direct and indirect sales channels.

Services. The following table sets forth, for the periods indicated, our services revenue (in thousands, except percentages):

	Three Months Ended April 30,
	2005	2004	Change %
Maintenance and support	$4,583	$4,223	9%
Implementation services	6,826	3,799	80%

	$11,409	$8,022	42%

Maintenance and Support. Maintenance and support revenue consists of revenue from maintenance and support contracts. Maintenance and support revenue increased by 9% or $0.4 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The increase in maintenance and support revenue in the first quarter of fiscal 2006 compared to the same period last year is primarily due to additional maintenance associated with new license sales and additional maintenance renewals.

Implementation Services. Implementation services revenue consists of revenue from the delivery of implementation services. Implementation services revenue increased 80% or $3.0 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The increase in fiscal 2006 is a result of an increase in new license transactions and customers requesting expedited implementation services. The increase also resulted from additional user implementation at existing customers. To address the additional demand for implementation services, we increased our headcount for consultants by 48% compared to the first quarter of fiscal 2005.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenue (in thousands, except percentages):

	Three Months Ended April 30,
	2005	2004	Change %
Costs of license	$299	$271	10%
Costs of maintenance and support	813	631	29%
Costs of implementation services	5,129	2,952	74%

Total cost of revenue	$6,241	$3,854	62%

Cost of License Revenue. Cost of license revenue includes royalties payable to third parties for software that is either embedded in or bundled with our software products, as well as new product packaging, documentation, and shipping costs. Cost of license revenue increased 10% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to an increase in license revenue.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of personnel-related expenses for our maintenance and support services to our customers and an allocation of overhead costs for information technology and facilities. Cost of maintenance and support revenue increased 29% or $0.2 million in the first quarter of fiscal 2006 as compared to the first quarter of 2005 resulting from an increase in compensation expenses due to an increase in headcount.

Cost of Implementation Services Revenue. Cost of implementation services revenue consists of personnel-related expenses, the costs of third parties contracted by us to provide implementation services under our customer contracts and an allocation of overhead costs for information technology and facilities. Cost of implementation services revenue increased 74% or $2.2 million in the first quarter of fiscal 2006 as compared to the first quarter of 2005 primarily due to an increase of $1.2 million in services from third party contractors to meet increased demand for services, an increase of $0.9 million in compensation expenses due to an increase in headcount and an increase of $0.1 million in related travel expenses.

Operating Expenses

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended April 30,
	2005	2004	Change %
Sales and marketing	$7,408	$5,420	37%
Research and development	2,196	1,976	11%
General and administrative	1,782	1,800	-1%
Restructuring	—	647	-100%
Stock-based compensation	(86)	176	-149%

Total expenses	$11,300	$10,019	13%

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs and include salaries, benefits, training, commissions and bonuses; travel; marketing programs, including customer conferences, promotional materials, trade shows and advertising; and bad debt allowances. Sales and marketing expenses increased 37% or $2.0 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to an increase of $1.3 million in personnel-related costs as a result of headcount additions and an increase of $0.1 million in associated travel costs. The increase is also attributable to an increase of $0.2 million in advertising costs due to expanded marketing efforts, an increase of $0.2 million in reseller fees and an increase of $0.1 million in IT and facility costs due to our expansion into the Asia Pacific region initiated last year.

Research and Development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement of existing products and quality assurance and testing costs. Research and development expenses increased 11% or $0.2 million in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 primarily due to an increase of $0.3 in personnel-related costs as a result of increased headcount, offset by a decrease of $0.1 million in outside services as a result of reduced use of translation services.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs and other related costs for finance, human resources, information technology and legal department employees, professional services fees, and other general corporate expenses. General and administrative expenses decreased by 1% in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005. This decrease is primarily attributable to a reduction in Sarbanes-Oxley compliance costs, offset by an increase in personnel-related costs due to additional headcount.

Restructuring. In the three months ended April 30, 2005, we did not record any restructuring charges as a result of no changes in our sublease estimates.

Stock-based Compensation. We continue to incur stock-based compensation for outstanding stock options that were repriced in November 2001 to the extent that the price of our common stock on the last day of the quarter exceeds the price at which the options were repriced. Based on the stock price of $15.82 as of April 30, 2005, we recorded a credit of approximately $0.1 million of stock-based compensation expense in the first quarter of fiscal 2006 relating to repriced options to purchase approximately 22,000 shares of common stock.

Interest Income, Interest Expense and Other Income (Expense), Net

The following table sets forth, for the periods indicated, our interest income and expense (in thousands, except percentages):

	Three Months Ended April 30,
	2005	2004	Change %
Interest income	$369	$130	184%
Interest expense	(21)	(23)	-9%

	$348	$107	225%

Interest income. Interest income increased 184% or $0.2 million in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 primarily due to increased earnings on higher cash balances as a result of our increased cash balance from our secondary offering in the fourth quarter of fiscal 2005.

Interest expense. Interest expense decreased by 9% in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005. The change in interest expense would have been an increase of 250% as a result of additional lease purchases except the prior year included interest expense related to a late payment of an international tax liability.

The following table sets forth, for the periods indicated, our other income (expense), net (in thousands, except for percentages):

	Three Months Ended April 30,
	2005	2004	Change %
Other income (expense)	$(20)	$2	-1100%
Foreign exchange losses	(42)	(91)	-54%

	$(62)	$(89)	-30%

Other income (expense), net. Other income (expense) net, is comprised of other non-operating income and expenses consisting primarily of foreign exchange gains and losses. Other income (expense), net decreased 30% in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 as a result of a decrease in foreign currency transaction losses.

Provision for Income Taxes. The provision for income taxes increased 884% for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to increased profitability in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a result, we had increased foreign income taxes and corporate minimum taxes in the United States which cannot be offset by our net operating loss carryforwards as well as sales to foreign locations requiring foreign withholding taxes.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, our cash and cash equivalents, working capital and stockholders’ equity (in thousands, except percentages):

	April 30, 2005	January 31, 2005	Change %
Cash and cash equivalents	$67,756	$65,616	3%
Working capital	57,977	55,582	4%
Stockholders equity	54,815	51,580	6%

Since inception, we have financed our operations through private and public sales of our capital stock, bank loans, equipment leases, and cash from sales of our products and delivery of related services. The cash from these sources is used for working capital for our business. As of April 30, 2005, we had cash and cash equivalents of $67.8 million. We also had restricted cash in the amount of $0.2 million in the form of a certificate of deposit securing a letter of credit for a leased facility. There were no bank borrowings as of April 30, 2005. As of April 30, 2005, we had working capital of $58.0 million, compared to working capital of $55.6 million as of January 31, 2005. The increase in working capital as of April 30, 2005 is primarily attributable to positive cash flow driven by our net income plus proceeds from employee stock option exercises. As of April 30, 2005, we had no material commitments for capital expenditures.

Net cash provided by operating activities was $0.3 million in the first quarter of fiscal 2006. The principal source of cash generated by operating activities was net income from our business of $1.4 million, adjusted for non-cash related expenses of $0.3 million related primarily to depreciation expenses of $0.3 million and bad debt expense of $0.1 million, offset by a decrease for stock-based compensation of $0.1 million. Our cash flows were favorably impacted by an increase in accounts payable of $1.9 million due to the timing of vendor payments and a decrease in prepaid and other assets of $0.5 million. These activities were offset by an increase in accounts receivable of $1.8 million primarily due to an increase in license transactions in the last month of the quarter, a decrease in accrued liabilities of $1.1 million primarily related to a decrease for employee compensation costs of $1.0 million as a result of paying out bonuses accrued in fiscal 2005 and a decrease for outside services of $0.6 million, offset by increases for accounting and legal of $0.2 million, accrued royalties of $0.2 million and taxes payable of $0.1 million, a decrease in accrued restructuring of $0.3 million representing lease payments for vacated facilities and a decrease in deferred revenue of $0.6 million due to the cyclical nature of maintenance renewals whereby more renewals occur closer to our fiscal year ending January 31.

Net cash provided by investing activities was $0.1 million for the first quarter of fiscal 2006 primarily due to a release of restricted cash of $0.4 million offset by purchases of property and equipment of $0.3 million.

Net cash provided by financing activities was $1.7 million for the first quarter of fiscal 2006. The principal source of our cash generated from financing activities was proceeds from the issuance of common stock upon exercise of employee stock options of $1.9 million offset by repayments of our capital lease obligations of $0.2 million.

In August 2003, we entered into a non-cancelable master lease agreement with a computer equipment vendor. The agreement enables us to lease equipment from the vendor under a capital lease. At April 30, 2005, obligations for equipment held under the lease were approximately $1.1 million.

We believe that cash provided by operations and existing cash will be sufficient to meet our current expectations for working capital requirements for at least the next twelve months based on, among other things, our current revenue and expense projections.

Contractual Obligations

The following table summarizes our contractual obligations at April 30, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases (a)	$15,113	$3,495	$5,904	$4,117	$1,597
Capital Leases	1,095	747	348	—	—
Purchase Orders	3,404	3,366	38	—	—

Net contractual obligations	$19,612	$7,608	$6,290	$4,117	$1,597

(a)	Lease payments above are net of contractual sublease income of $1.6 million for restructured facilities in the amount of $0.5 million, $0.5 million, $0.4 million and $0.2 million for the twelve months ending April 30, 2006, 2007, 2008 and 2009, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Topic 14: Share-Based Payment. SFAS 123R and SAB 107 will be effective in the first quarter of fiscal 2007 and will result in the recognition of substantial compensation expense relating to our employee stock option plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. We expect the adoption of SFAS 123R will lead to substantial additional compensation expense which could have a material impact on our consolidated results of operations and earnings per share. The paragraph entitled Stock-Based Compensation included in Note 1 to our condensed consolidated financial statements provides the pro forma net income (loss) and earnings (loss) per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the three months ended April 30, 2005 and 2004.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 concludes that a company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.

RISK FACTORS

Our quarterly financial results have fluctuated significantly in the past, and may fluctuate significantly in the future.

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter and is subject to seasonal fluctuations. Since we forecast our expenses and develop our hiring plans based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

Due to these and other factors, we believe that period-to-period comparisons of our results of operations should not be relied upon as indicators of our future performance. If we are unable to meet the expectations of investors with regard to future operating results, the price of our common stock would likely decline, as was the case following the announcement of the expected operating results for the first quarter of fiscal 2006.

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

Revenue from licenses of, and services related to, Clarity presently accounts for substantially all of our total revenue. We believe that revenue generated from Clarity will continue to account for a large portion of our revenue for the foreseeable future. Accordingly, a decline in the price of Clarity, or our inability to increase license sales of Clarity, would significantly harm our business and operating results. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of Clarity.

Our market is highly competitive, which could make it difficult for us to attract customers, cause us to reduce prices, and result in poor operating results.

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

We experience seasonality in the licensing of our products and sales of our services. For example, revenue has typically been lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. For the same reasons, we also expect that revenues in European markets may decline during July, the last month of our second fiscal quarter, and August, the first month of our third fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results as was the case in our first quarter of fiscal 2006. As discussed elsewhere, our revenue fluctuates as a result of a number of other variables as well. Thus, fluctuations that appear to be seasonal may prove to be due to any one of these or other variables unrelated to seasonality.

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

We depend on the continued services and performance of our senior management and other key personnel. Although we have entered into one year employment agreements with our Chief Executive Officer and our Chief Financial Officer, we have not entered into long-term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business and result in significant disruption to our ongoing operations.

Because a significant portion of our revenue comes from our international operations, we are subject to risks inherent in doing business in foreign countries that could adversely affect our results of operations.

International revenue represented 37% of our total revenue for the first quarter of fiscal 2006, making international activities a significant part of our business. In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

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

Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from our senior management. Further, as a result of expansion, more than one-half of our employees are based outside of our Redwood City, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

If at any time we are unable to reach a favorable conclusion after assessing the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting on an annual basis. Although we received an unqualified report from our independent auditors for fiscal 2005, we may be unable to achieve the same result in subsequent periods. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in any period, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, Europe and Asia. Approximately 37% of our total revenue was in currencies other than U.S. dollars in the first quarter of fiscal 2006. Accordingly, our financial results have been and will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our exposures to foreign exchange rate fluctuations also arise from inter-company accounts with our foreign subsidiaries which are typically denominated in the currency of the foreign subsidiary. We currently do not use financial instruments to hedge operating expenses of our foreign subsidiaries. We do, however, hedge our inter-company and accounts receivable balances denominated in foreign currency from time to time. We will continue to assess the need to further utilize financial instruments to hedge currency exposures on an ongoing basis. We have determined that the foreign currency rate fluctuations have not had a material impact on our consolidated revenue and expenses.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and outstanding debt obligations. We do not use derivative financial instruments for speculative or trading purposes. Our cash and cash equivalents consist primarily of demand deposits, certificates of deposit and money market accounts that mature in three months or less. Due to the short-term nature of our cash and cash equivalents, we believe that there is no material market or interest rate risk exposure on our cash and cash equivalents. We do not believe that we have interest rate exposure on our line of credit because of the short term nature of any borrowings. We do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our consolidated financial position and results of operations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. We are exposed to market risk as it relates to changes in the market value of our investments. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility has the potential to have a material non-cash impact on our financial position and/or operating results in future periods.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Final settlement papers for litigation relating to a number of initial public offerings (“IPO”), including our own, are in the process of being approved. No amount is accrued as of April 30, 2005 as a loss is not considered probable. The history of this litigation is as follows:

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

From time to time, we are also involved in litigation arising in the ordinary course of our business. We do not know whether we will prevail in these matters, nor can we assure that any remedy could be reached on commercially viable terms, if at all. Even if we prevail, we may incur substantial expenses in defending against third party claims. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and any other information or events pertaining to a particular matter. Legal costs relating to litigation are expensed as incurred.

ITEM 6. EXHIBITS

(a) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit Title
10.24	Sublease by and between Informatica Corporation and the Registrant, dated June 3, 2005.

10.25*	Employment Agreement by and between Michael Shahbazian and the Registrant, dated June 6, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2005.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2005.

32.1	Certificate Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 8, 2005.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, County of San Mateo, State of California, on the 8th day of June 2005.

NIKU CORPORATION
(Registrant)

By:

/S/ JOSHUA PICKUS
Joshua Pickus
President and Chief Executive Officer

/S/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Chief Financial Officer

NIKU CORPORATION

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 30, 2005

Number	Exhibit Title
10.24	Sublease by and between Informatica Corporation and the Registrant, dated June 3, 2005.

10.25*	Employment Agreement by and between Michael Shahbazian and the Registrant, dated June 6, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2005.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2005.

32.1	Certificate Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 8, 2005.

* Indicates a management contract or compensatory plan or arrangement.